Form 10-Q
period 1995-09-30
ROTONICS MANUFACTURING INC/DE
filed 1995-10-20
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: September 30, 1995

                        Commission File number:  1-9429

                          ROTONICS MANUFACTURING INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                               36-2467474
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)              Identification Number)

             17022 SOUTH FIGUEROA STREET, GARDENA, CALIFORNIA 90248
             (Address of principal executive offices)   (Zip Code)

                                 (310) 538-4932
              (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at September 30, 1995
         -----                           ---------------------------------

         Common Shares                   14,155,402 Shares
         ($.01 stated value)
                                         Total Pages 15
                                         Exhibit Index at Page 14

                          ROTONICS MANUFACTURING INC.

                                     INDEX

                                                                             Page Number
                                                                             -----------
PART I.   FINANCIAL INFORMATION

         Item 1 - Financial Statements

             Balance Sheets -
                       September 30, 1995 (Unaudited)
                       and June 30, 1995 (Audited)                                3

             Statements of Income and
               Accumulated Deficit -
                       Three Months Ended September 30, 1995
                       and 1994 (Unaudited)                                       4

             Statements of Cash Flows -
                       Three Months Ended September 30, 1995
                       and 1994 (Unaudited)                                       5

             Notes to Financial Statements                                        6

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations             10

PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                       13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                          September 30,         June 30,
                                                                                              1995                1995
                                                                                          -------------        -----------
                                                                                           (Unaudited)          (Audited)
                                                                ASSETS
Current assets:
   Cash                                                                                    $    15,600         $    96,700
   Accounts receivable, net (Notes 5 and 6)                                                  4,392,400           5,341,500
   Notes receivable                                                                            115,600             110,900
   Inventories (Notes 2, 5 and 6)                                                            5,235,600           5,352,100
   Deferred income taxes, net (Note 9)                                                       1,050,000             887,200
   Prepaid expenses and other current assets                                                   240,900             114,800
                                                                                           -----------         -----------
              Total current assets                                                          11,050,100          11,903,200
Notes receivable, less current portion                                                         391,700             396,800
Deferred income taxes, net (Note 9)                                                          3,482,000           3,658,100
Property, plant and equipment, net (Notes 3, 5 and 6)                                        8,423,200           8,605,900
Intangible assets, net (Note 4)                                                              5,616,000           5,692,700
Other assets                                                                                    96,100             102,700
                                                                                           -----------         -----------
                                                                                           $29,059,100         $30,359,400
                                                                                           ===========         ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                                              $   908,100         $ 1,034,500
   Current portion of long-term debt due related parties                                        90,000             140,000
   Accounts payable                                                                          1,911,300           2,357,100
   Accrued liabilities (Note 7)                                                                971,700           1,211,000
   Income taxes payable (Note 9)                                                                     -              23,400
                                                                                           -----------         -----------
              Total current liabilities                                                      3,881,100           4,766,000
Bank Line of credit (Note 5)                                                                 2,930,100           3,060,300
Long-term debt, less current portion (Note 6)                                                4,357,300           4,624,900
Long-term debt due related parties, less current portion                                        22,500              22,500
Deferred pension liabilities                                                                     4,000               4,000
                                                                                           -----------         -----------
              Total liabilities                                                             11,195,000          12,477,700
                                                                                           -----------         -----------
Stockholders' equity:
   Preferred stock, stated value $.01, redemption value $1: authorized
     4,250,000 shares; issued and outstanding zero and 3,000,000 shares,
     respectively (Note 8)                                                                           -           3,000,000
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,153,623 and 12,903,752 shares, respectively,
     net of treasury shares (Note 8)                                                        24,574,000          21,980,500
Accumulated deficit                                                                         (6,709,900)         (7,098,800)
                                                                                           -----------         -----------
              Total stockholders' equity                                                    17,864,100          17,881,700
                                                                                           -----------         -----------
                                                                                           $29,059,100         $30,359,400
                                                                                           ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)



                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                       --------------------------------
                                                                                            1995               1994
                                                                                        ------------       ------------
Net sales                                                                               $ 8,981,900        $  9,079,200
                                                                                        -----------        ------------

Costs and expenses:
  Cost of goods sold                                                                      6,798,000           6,595,200
  Selling, general and administrative expenses                                            1,542,900           1,436,900
                                                                                        -----------        ------------
      Total costs and expenses                                                            8,340,900           8,032,100
                                                                                        -----------        ------------

Income from operations                                                                      641,000           1,047,100
                                                                                        -----------        ------------

Other (expense)/income:
  Interest expense                                                                         (191,000)           (152,000)
  Other income                                                                               48,900               9,700
                                                                                        -----------        ------------
      Total other expense                                                                  (142,100)           (142,300)
                                                                                        -----------        ------------
Income before income taxes                                                                  498,900             904,800
Income tax provision (Note 9)                                                               (48,000)            (59,400)
                                                                                        -----------        ------------
Net income                                                                                  450,900             845,400
Accumulated deficit, beginning of period                                                 (7,098,800)        (10,084,800)
Preferred stock dividends                                                                   (62,000)            (81,300)
                                                                                        -----------        ------------
Accumulated deficit, end of period                                                      $(6,709,900        $ (9,320,700)
                                                                                        ===========        ============
Income per common share (Note 10):
  Net income:
  Primary                                                                                      $.03                $.06
                                                                                            =======            ========
  Fully diluted                                                                                $.03                $.06
                                                                                            =======            ========
Weighted average number of common and common equivalent shares outstanding:
  Primary                                                                                12,902,708          12,304,183
                                                                                         ==========          ==========
  Fully diluted                                                                          12,903,893          12,304,934
                                                                                         ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                September 30,
                                                                         ----------------------------
                                                                            1995             1994
                                                                         -----------      -----------
Cash flows from operating activities:
   Net income                                                            $   450,900      $   845,400

   Adjustments to reconcile net income to net cash provided
    by/(used in) operating activities:
     Depreciation and amortization                                           398,900          346,100
     Deferred income tax provision                                            13,300           24,500
     Provision for doubtful accounts                                          21,700           21,500
     Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable                            927,400          (86,300)
       Decrease/(increase) in inventories                                    116,500         (388,600)
       (Increase)/decrease in prepaid expenses and other current assets     (126,100)          83,800
       Decrease/(increase) in other assets                                     4,000           (2,900)
       (Decrease)/increase in accounts payable                              (445,800)         389,000
       Decrease in accrued liabilities                                      (215,900)         (29,500)
       Decrease in income taxes payable                                      (23,400)         (32,500)
                                                                         -----------      -----------

Net cash provided by operating activities                                  1,121,500        1,170,500
                                                                         -----------      -----------

Cash flows from investing activities:
   Repayments on notes receivable, net                                           400            6,000
   Capital expenditures                                                     (136,900)      (2,039,400)
                                                                         -----------      -----------
Net cash used in investing activities                                       (136,500)      (2,033,400)
                                                                         -----------      -----------

Cash flows from financing activities:
   Net repayments under line of credit                                      (130,200)         (78,800)
   Proceeds from issuance of long-term debt                                        -        1,330,000
   Repayment of long-term debt                                              (444,000)        (278,900)

   Redemption of preferred stock                                            (250,200                -
   Payment of preferred stock dividends                                      (85,400)         (85,500)
   Purchase of treasury stock                                               (156,300)               -
                                                                         -----------      -----------

Net cash (used in)/provided by financing activities                       (1,066,100)         886,800
                                                                         -----------      -----------
Net (decrease)/increase in cash                                              (81,100)          23,900

Cash at beginning of period                                                   96,700            2,600
                                                                         -----------      -----------
Cash at end of period                                                    $    15,600      $    26,500
                                                                         ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                            $   197,200      $   158,300
                                                                         ===========      ===========
     Income taxes                                                        $    86,500      $    74,100
                                                                         ===========      ===========
Supplemental schedule of noncash financing activities:
   Conversion of preferred stock to common stock                         $ 2,749,800      $   500,000
                                                                         ===========      ===========
   Preferred dividends declared but not paid                             $         -      $    25,300
                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.


                          ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1995.


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                                         September 30,           June 30,
                                                                                             1995                  1995
                                                                                         -------------          ----------
   Raw materials                                                                           $2,675,300           $3,059,000
   Finished goods                                                                           2,560,300            2,293,100
                                                                                           ----------           ----------

                                                                                           $5,235,600           $5,352,100
                                                                                           ==========           ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                         September 30,          June 30,
                                                                                             1995                 1995
                                                                                         -------------         -----------
     Land                                                                                 $   574,200              574,200
     Buildings and building improvements                                                    2,558,100            2,486,800
     Machinery, equipment, furniture and fixtures                                          10,756,800           10,635,100
     Construction in progress                                                                  63,300              120,200
                                                                                          -----------          -----------
                                                                                           13,952,400           13,816,300
     Less - accumulated depreciation                                                       (5,529,200)          (5,210,400)
                                                                                          -----------          -----------
                                                                                          $ 8,423,200          $ 8,605,900
                                                                                          ===========          ===========


NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                                         September 30,          June 30,
                                                                                             1995                 1995
                                                                                         ------------          -----------
   Patents, net of accumulated amortization of $75,200 and $73,700                        $    58,100          $    59,600
   Goodwill, net of accumulated amortization
    of $1,543,100 and $1,467,900                                                            5,557,900            5,633,100
                                                                                          -----------           ----------

                                                                                          $ 5,616,000           $5,692,700
                                                                                          ===========           ==========

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1997 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 1995 was 8.75% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 1995 the Company had $2,750,000 borrowed under the LIBOR option bearing interest at 8.38% per annum and maturing on November 28, 1995. Proceeds from the loan were used for working capital purposes. At September 30, 1995 the Company had approximately $2,070,000 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                               September 30,          June 30,
                                                   1995                 1995
                                               -------------        ------------
   Unsecured note payable (A)                    $        -          $    93,800
   Note payable - Bank    (B)                     3,733,300            3,933,300
   Note payable - Bank    (C)                       212,800              217,400
   Note payable - Bank    (D)                     1,263,500            1,280,100
   Other                                             55,800              134,800
                                                 -----------         -----------
                                                  5,265,400            5,659,400
   Less current portion                            (908,100)          (1,034,500)
                                                 ----------          -----------
                                                 $4,357,300          $ 4,624,900
                                                 ==========          ==========

(A) This note was issued in connection with the settlement of the Garney Companies, Inc.("Garney") lawsuit on December 11, 1992. The settlement requires payments to Garney amounting to $400,000, of which $150,000 was paid in December 1992. The remaining $250,000 was due in quarterly principal installments of $15,600 plus interest at April 1, 1993. In August 1995 the note was repaid in full net of a $8,000 discount for early extinguishment.

(B) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.75% at September 30, 1995). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At September 30, 1995 the Company had $3,500,000 of the outstanding principal balance under the LIBOR option at 8.38% per annum. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(C) This note was issued to the First State bank of Gainesville in the original amount of $250,000. The loan is due in monthly installments of approximately $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months, at which time the entire balance of unpaid principal plus accrued interest is due and payable. The note is secured by a deed of trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility.

(D) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.75% per annum at September 30, 1995) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                      September 30,         June 30,
                                                                          1995                1995
                                                                      -------------        ----------
   Salaries, wages, commissions and related payables                    $805,600           $  980,400
   Other                                                                 166,100              230,600
                                                                        --------           ----------
                                                                        $971,700           $1,211,000
                                                                        ========           ==========


NOTE 8 - PREFERRED STOCK AND COMMON STOCK:

in September 1995, the company redeemed 250,232 shares of its preferred stock at the stated redemption value of $1. Subsequent to the redemptions, in accordance with unanimous approval of the Board of Directors, the Company converted the remaining 2,749,768 shares of the outstanding series A preferred stock to 1,374,884 shares of the Company's common stock. The shares were converted on the basis of one share of common stock issued for every two shares of preferred stock outstanding. The fair market value of the Company's common stock on the date of conversion was $2.4375.


NOTE 9 - INCOME TAXES:

The components of the income tax provision were:

                                         For the three months ended
                                                September 30,
                                         --------------------------
                                          1995               1994
                                         -------            -------
     Current:
       Federal                           $ 5,300            $ 9,500
       State                              29,400             25,400
                                         -------            -------
                                          34,700              4,900
                                         -------            -------
     Deferred:
       Federal                                 -              4,800
       State                              13,300             19,700
                                         -------            -------
                                          13,300             24,500
                                         -------            -------
                                         $48,000            $59,400
                                         =======            =======

At September 30, 1995, the Company had net operating loss (NOL) carryforwards of approximately $16,600,000 and $2,600,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2006. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1995 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOLs on a go-forward basis. As such, through September 30, 1995 management has reduced the initial valuation allowance by $2,234,500. For the three months ended September 30, 1995 and 1994, the Company recorded adjustments to the valuation allowance amounting to $162,800 and $209,100, respectively. At September 30, 1995 the combined federal and state valuation allowance was $427,500. Management anticipates depleting the remaining valuation allowance during fiscal 1996. Once the valuation allowance is depleted the Company will begin to realize a higher effective income tax rate. The adjustments to the valuation allowance have been reflected as a component of the respective period's income tax provision.

NOTE 10 - COMPUTATION OF EARNINGS PER SHARE:

Primary and fully diluted earnings per share have been computed in accordance with APB No. 15 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options. Net income was reduced by the appropriate amount of preferred stock dividends to determine earnings applicable to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations - Three Months Ended September 30, 1995 and 1994

Net sales for the three months ended September 30, 1995 decreased by $97,300, or 1.1% to $8,981,900 compared to $9,079,200 for the same period last year. Overall the decrease is minimal and management is satisfied with its ability to sustain relatively consistent sales volumes in relation to a realized softening in the marketplace. Since fiscal 1995 the Company has had to institute several general price increases to minimize the effect of unprecedented increases in plastic resin costs. These factors have produced a sluggish marketplace as our customer base adjusts to the current pricing structure. The Company's west coast operations have faired the best maintaining consistent volumes facilitated by substantial refuse container orders; while the midwest operations have reported the largest sales volume impact (approximately $1,000,000) reflecting reductions in the majority of their respective proprietary product lines. Management has taken a proactive approach to improve sales volumes in future periods as it concentrates on strengthening customer relations and building market share for its proprietary products. To build sales momentum the Company has restructured and increased its sales/marketing work force during the last quarter.

Cost of goods sold increased 3.1% to 75.7% of net sales for the three months ended September 30, 1995 compared to 72.6% for the same period last year. As previously mentioned, the Company has experienced significant plastic resin cost increases during fiscal 1995. During fiscal 1995 the Company effectively absorbed these costs through raw material purchasing strategies and sales price increases. Although the Company did institute several general price increases to compensate for the increases in resin costs, due to market resistance the Company could not increase its pricing enough to stay in step on an equal basis. As such, lackluster sales during the quarter ended September 30, 1995 combined with realizing the full impact of these resin price increases has negatively impacted the Company's gross margin. Another key element was the change in the Company's overall product mix during the quarter ended September 30, 1995. The Company reported a larger proportionate share of refuse container sales during the current period. Historically sales of refuse containers is very competitive and thus yield lower gross margins. Again, management has taken a proactive stance to improve margins which should in turn improve performance during the remaining portion of fiscal 1996. Management intends to increase productivity and lower its manufacturing costs through plant consolidation and continuing to implement plans to streamline its operations. In addition, the Company should benefit in future periods if recent reductions in resin prices hold.

Selling, general and administrative expenses were $1,542,900, or 17.2% of net sales for the three months ended September 30, 1995 compared with $1,436,900, or 15.8% for the same period last year. The increase is primarily attributed to $160,000 in additional expenses incurred associated with the Company's Arleta, California facility which was acquired during the fourth quarter of fiscal 1995 coupled with slightly lower sales volumes during the current period.

Total interest expense increased $39,000 to $191,000 for the three months ended September 30, 1995 compared to $152,000 for the same period last year. The increase is attributed to the debt associated with the purchased of the Bensenville, Illinois property in September 1994 and the repayment of debt assumed (approximately $700,000) in connection with the purchases of the Arleta, California facility. In addition the Company's average prime lending rate charged on its bank facility was approximately .5% higher than it was during the same period last year. Based on recent renegotiated interest rates on its bank facility, continued repayment of its bank and shareholder debt, the payoff of the Garney Construction note during July 1995, the elimination of future preferred stock redemptions and 9% dividend payments, and a recent reduction in the bank prime lending rate, management anticipates realizing overall lower interest costs on its current debt structure during the remaining portion of fiscal year 1996.

Net income was $450,900, or $.03 per common share for the three months ended September 30, 1995 compared to $845,400, or $.06 per common share for the same period last year. The decrease is attributed to lower sales volumes due to a sluggish marketplace, an increase in plastic resin costs which has lowered gross margins, additional selling, general and administrative expenses associated with the Arleta, California division and an increase in interest costs as previously outlined above. Again management plans to continue its efforts to improve sales volumes and control manufacturing and overhead costs which should improve our performance during the balance of fiscal 1996. During September 1995 the Company, pursuant to Board of Directors approval, converted the remaining outstanding preferred stock to common stock. Management believes this dramatic event will also enhance earnings per common share now that the Company has eliminated the payment of future preferred dividends.

     Financial Condition

Working capital reflected a slight increase of $31,800 to $7,169,000 at September 30, 1995 compared to $7,137,200 at June 30, 1995. The increase is attributed to a decrease in the deferred tax valuation allowance for the additional recognition of the Company's net operating loss carryforwards net of fluctuations in accounts receivable, accounts payable and inventories. Cash flows from operations were consistent with the same period last year and continue to verify the Company's ability to sustain profitable operations at current sales volumes.

The Company expended a total of $136,900 for property, plant and equipment during the three months ended September 30, 1995 compared to $2,039,400 for the same period last year. The decrease is attributed to the purchase of the Bensenville, Illinois property ($1,700,000) and various construction in progress projects ($110,000) which were completed during the prior year period ended September 30, 1994. The Company anticipates spending an additional $1,100,000 during the remaining of fiscal 1996 on various machinery and equipment and plant expansion projects

Borrowings under the line of credit decreased slightly by $130,200 to $2,930,100 between June 30, 1995 and September 30, 1995. At September 30, 1995 the Company had approximately $2,100,000 available for future borrowings under its revolving line of credit.

In September 1995 the Company redeemed 250,232 shares of its 9% preferred stock at the stated redemption value of $1 per share. On September 25, 1995, pursuant to unanimous Board of Directors approval, the Company proceeded to convert remaining outstanding preferred shares to the Company common stock.
The conversion was based on the issuance of one share of the Company's common stock for every two shares of preferred stock outstanding. The conversion resulted in the issuance of 1,374,884 shares of common stock. The complete conversion of the remaining outstanding preferred stock will save the Company approximately $250,000 annual cash flows due to the elimination of future preferred dividend payments, eliminate the need to incur additional debt and interest costs to redeem the preferred stock, as well as enhance overall common shareholder value. Management is committed to providing the best possible return to its shareholders and believe this will provide essential long-term benefits. The Company does not plan to issue any preferred shares in the future. The Company will also consider the payment of future cash dividends on its common shares now that certain restrictive loan covenants are no longer applicable.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, preferred stock dividends, capital expenditures and repayment of long-term debt for the foreseeable future.

                          ROTONICS MANUFACTURING INC.

                          PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)    Exhibits
                  --------

                  11.  Statement Regarding Computation of Per Share Earnings.

           (b)    Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.




                                          Rotonics Manufacturing Inc.
                                          Registrant



Date: October 20, 1995
                                          -----------------------------------
                                          Sherman McKinniss
                                          President and
                                          Chief Executive Officer