Form 10-Q
period 1995-12-31
ROTONICS MANUFACTURING INC/DE
filed 1996-01-23
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                 For quarterly period ended: December 31, 1995


                        Commission File number:  1-9429

                          ROTONICS MANUFACTURING INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                         36-2467474
           --------                                                         ----------
  (State or other jurisdiction of                                        (I.R.S. Employer
  incorporation or organization)                                      Identification Number)



             17022 SOUTH FIGUEROA STREET, GARDENA, CALIFORNIA 90248
             ------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (310) 538-4932
                                 --------------
              (Registrant's telephone number, including area code)



                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at December 30, 1995
         -----                                 --------------------------------

         Common Shares                         14,155,336 Shares
         ($.01 stated value)
                                               Total Pages 17
                                               Exhibit Index at Page 16

                          ROTONICS MANUFACTURING INC.


                                     INDEX

                                                                                                         Page Number
                                                                                                         -----------
PART I.   FINANCIAL INFORMATION

           Item 1 - Financial Statements

                     Balance Sheets -
                       December 31, 1995 (Unaudited)
                       and June 30, 1995 (Audited)                                                            3

                     Statements of Income and
                      Accumulated Deficit -
                       Three Months and Six Months Ended December 31, 1995
                       and 1994 (Unaudited)                                                                   4

                     Statements of Cash Flows -
                       Six Months Ended December 31, 1995
                       and 1994 (Unaudited)                                                                   5

                     Notes to Financial Statements                                                            6


           Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                         10


PART II.  OTHER INFORMATION


           Item 6 - Exhibits and Reports on Form 8-K                                                         14


SIGNATURES                                                                                                   15

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                          December 31,          June 30,
                                                                                             1995                 1995
                                                                                          -----------          -----------
                                                                                          (Unaudited)           (Audited)
                                                              ASSETS
                                                              ------

Current assets:
   Cash                                                                                   $     6,900          $    96,700
   Accounts receivable, net (Notes 5 and 6)                                                 4,725,600            5,341,500
   Notes receivable                                                                           117,300              110,900
   Inventories (Notes 2, 5 and 6)                                                           4,831,100            5,352,100
   Deferred income taxes, net (Note 9)                                                      1,387,200              887,200
   Prepaid expenses and other current assets                                                  238,300              114,800
                                                                                          -----------          -----------

     Total current assets                                                                  11,306,400           11,903,200

Notes receivable, less current portion                                                        385,800              396,800
Deferred income taxes, net (Note 9)                                                         3,323,000            3,658,100
Property, plant and equipment, net (Notes 3, 5 and 6)                                       8,484,900            8,605,900
Intangible assets, net (Note 4)                                                             5,535,600            5,692,700
Other assets                                                                                   89,100              102,700
                                                                                          -----------          -----------

                                                                                          $29,124,800          $30,359,400
                                                                                          ===========          ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
Current liabilities:
   Current portion of long-term debt (Note 6)                                             $ 1,087,300          $ 1,034,500
   Current portion of long-term debt due related parties                                       90,000              140,000
   Accounts payable                                                                         1,817,200            2,357,100
   Accrued liabilities (Note 7)                                                               895,000            1,211,000
   Dividends payable (Note 8)                                                                 566,200                -
   Income taxes payable (Note 9)                                                                -                   23,400
                                                                                          -----------          -----------

     Total current liabilities                                                              4,455,700            4,766,000

Bank Line of credit (Note 5)                                                                2,884,400            3,060,300
Long-term debt, less current portion (Note 6)                                               3,927,100            4,624,900
Long-term debt due related parties, less current portion                                        -                   22,500
Deferred pension liabilities                                                                    4,000                4,000
                                                                                          -----------          -----------

     Total liabilities                                                                     11,271,200           12,477,700
                                                                                          -----------          -----------

Stockholders' equity:
   Preferred stock, stated value $.01, redemption value $1: authorized
     4,250,000 shares; issued and outstanding zero and 3,000,000 shares,
     respectively (Note 8)                                                                      -                3,000,000
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,153,557 and 12,903,752 shares, respectively,
     net of treasury shares (Note 8)                                                       24,573,900           21,980,500
   Accumulated deficit                                                                     (6,720,300)          (7,098,800)
                                                                                          -----------          -----------

     Total stockholders' equity                                                            17,853,600           17,881,700
                                                                                          -----------          -----------

                                                                                          $29,124,800          $30,359,400
                                                                                          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                             December 31,                            December 31,
                                                    -------------------------------          ----------------------------
                                                        1995               1994                  1995            1994
                                                     -----------        -----------          -----------     ------------
Net sales                                            $ 8,904,100        $ 8,010,100          $17,886,000     $ 17,089,300
                                                     -----------        -----------          -----------     ------------

Costs and expenses:
   Cost of goods sold                                  6,719,400          5,611,100           13,517,400       12,206,300
   Selling, general and
     and administrative expenses                       1,634,700          1,370,000            3,177,600        2,806,900
                                                     -----------        -----------          -----------     ------------

      Total costs and expenses                         8,354,100          6,981,100           16,695,000       15,013,200
                                                     -----------        -----------          -----------     ------------

Income from operations                                   550,000          1,029,000            1,191,000        2,076,100
                                                     -----------        -----------          -----------     ------------

Other (expense)/income:
   Interest expense                                     (179,000)          (185,300)            (370,000)        (337,300)
   Other income                                           46,100             10,200               95,000           19,900
                                                     -----------        -----------          -----------     ------------

     Total other expenses                               (132,900)          (175,100)            (275,000)        (317,400)
                                                     -----------        -----------          -----------     ------------

Income before income taxes                               417,100            853,900              916,000        1,758,700

Income tax benefit/(provision) (Note 9)                  138,700            (74,500)              90,700         (133,900)
                                                     -----------        -----------          -----------     ------------

Net income                                               555,800            779,400            1,006,700        1,624,800

Accumulated deficit, beginning of period              (6,709,900)        (9,320,700)          (7,098,800)     (10,084,800)

Preferred stock dividends                                  -                (75,000)             (62,000)        (156,300)

Common stock dividends                                  (566,200)             -                 (566,200)           -
                                                     -----------        -----------          -----------     ------------

Accumulated deficit, end of period                   $(6,720,300)       $(8,616,300)         $(6,720,300)    $ (8,616,300)
                                                     ===========        ===========          ===========     ============

Income per common share (Note 10):

   Net income:
     Primary                                             $   .04            $   .06              $   .07          $   .12
                                                         =======            =======              =======          =======
     Fully diluted                                       $   .04            $   .06              $   .07          $   .12
                                                         =======            =======              =======          =======

Weighted average number of common and
 common equivalent shares outstanding:
     Primary                                          14,165,197         12,606,415           13,533,954       12,456,018
                                                      ==========         ==========           ==========       ==========
     Fully diluted                                    14,165,577         12,606,415 (1)       13,534,736       12,456,018 (1)
                                                      ==========         ==========           ==========       ==========


(1) The result of the fully diluted earnings per share computation is anti-dilutive.





   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Six Months Ended
                                                                                   December 31,
                                                                           ----------------------------
                                                                              1995              1994
                                                                           ----------        ----------
Cash flows from operating activities:
   Net income                                                             $ 1,006,700       $ 1,624,800
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                            791,700           714,300
     Gain on sale of equipment                                                 (1,200)            -
     Deferred income tax provision                                           (164,900)           47,100
     Provision for doubtful accounts                                           52,800           (54,200)
     Changes in assets and liabilities:
       Decrease in accounts receivable                                        563,100           495,500
       Decrease/(increase) in inventories                                     521,000        (1,815,900)
       (Increase)/decrease in prepaid expenses and other current assets      (123,500)           93,800
       Decrease in other assets                                                11,300             1,300
       (Decrease)/increase in accounts payable                               (539,900)          443,200
       (Decrease)/increase in accrued liabilities                            (292,600)           47,300
       Decrease in income taxes payable                                       (23,400)          (40,600)
       Decrease in deferred pension liability                                   -                (1,000)
                                                                          -----------       -----------
Net cash provided by operating activities                                   1,801,100         1,555,600
                                                                          -----------       -----------
Cash flows from investing activities:
   Repayments on notes receivable, net                                          4,600            87,000
   Capital expenditures                                                      (511,300)       (2,552,000)
   Proceeds from sale of equipment                                              1,200             -
                                                                          -----------       -----------
Net cash used in investing activities                                        (505,500)       (2,465,000)
                                                                          -----------       -----------
Cash flows from financing activities:
   Net (repayments)/borrowings under line of credit                          (175,900)          406,800
   Proceeds from issuance of long-term debt                                     -             1,330,000
   Repayment of long-term debt                                               (717,500)         (518,900)
   Redemption of preferred stock                                             (250,200)         (125,000)
   Payment of preferred stock dividends                                       (85,400)         (161,400)
   Proceeds from exercise of stock options                                    -                   2,000
   Purchase of treasury stock                                                (156,400)            -
                                                                          -----------       -----------
Net cash (used in)/provided by financing activities                        (1,385,400)          933,500
                                                                          -----------       -----------
Net (decrease)/increase in cash                                               (89,800)           24,100
Cash at beginning of period                                                    96,700             2,600
                                                                          -----------       -----------
Cash at end of period                                                     $     6,900       $    26,700
                                                                          ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $   377,400       $   334,100
                                                                          ===========       ===========
     Income taxes                                                         $   157,500       $   134,000
                                                                          ===========       ===========
Supplemental schedule of noncash financing activities:
   Conversion of preferred stock to common stock                          $ 2,749,800       $   500,000
                                                                          ===========       ===========
   Preferred dividends declared but not paid                              $    -            $    24,400
                                                                          ===========       ===========
   Common dividends declared but not paid                                 $  566,200        $     -
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

During the second quarter of fiscal 1996 the Company initiated the closure and relocation of its Deerfield, Wisconsin facility into its Bensenville, Illinois facility. During the transition the Company has incurred to date approximately $140,000 in costs associated with inefficiencies and continued overhead costs inherent to the consolidation process. Management anticipates additional costs, although minimal, in connection with the closure of the Wisconsin facility as it completes the consolidation process in the third quarter. Once the process is complete, the Illinois division will be one of the Company's flagship operations. As part of the closure, the Company plans to sell the Wisconsin real property which should net a gain of approximately $250,000 once sold.

NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                                           December 31,          June 30,
                                                                                              1995                 1995
                                                                                           ------------         ----------
   Raw materials                                                                           $ 2,403,200         $ 3,059,000
   Finished goods                                                                            2,427,900           2,293,100
                                                                                           -----------         -----------

                                                                                           $ 4,831,100         $ 5,352,100
                                                                                           ===========         ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                           December, 31,         June 30,
                                                                                               1995                1995
                                                                                          -------------        -----------
     Land                                                                                  $   574,200         $   574,200
     Buildings and building improvements                                                     2,634,200           2,486,800
     Machinery, equipment, furniture and fixtures                                           10,606,900          10,635,100
     Construction in progress                                                                  497,700             120,200
                                                                                           -----------         -----------
                                                                                            14,313,000          13,816,300
     Less - accumulated depreciation                                                        (5,828,100)         (5,210,400)
                                                                                           -----------         -----------
                                                                                           $ 8,484,900         $ 8,605,900
                                                                                           ===========         ===========


NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                                           December 31,          June 30,
                                                                                              1995                 1995
                                                                                          ------------        ------------
   Patents, net of accumulated amortization of $76,700 and $73,700                         $    53,700         $    59,600
   Goodwill, net of accumulated amortization
    of $1,618,400 and $1,467,900                                                             5,481,900           5,633,100
                                                                                           -----------         -----------
                                                                                           $ 5,535,600         $ 5,692,700
                                                                                           ===========         ===========

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1997 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at December 31, 1995 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 1995 the Company had $2,750,000 borrowed under the LIBOR option bearing interest at 8.19% per annum and maturing on January 26, 1996. Proceeds from the loan were used for working capital purposes. At December 31, 1995 the Company had approximately $2,115,600 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                            December 31,          June 30,
                                                                               1995                 1995
                                                                            ------------         -----------
   Unsecured note payable     (A)                                            $     -             $    93,800
   Note payable - Bank        (B)                                              3,533,300           3,933,300
   Note payable - Bank        (C)                                                207,900             217,400
   Note payable - Bank        (D)                                              1,246,900           1,280,100
   Other                                                                          26,300             134,800
                                                                             -----------         -----------
                                                                               5,014,400           5,659,400
   Less current portion                                                       (1,087,300)         (1,034,500)
                                                                             -----------         -----------

                                                                             $ 3,927,100         $ 4,624,900
                                                                             ===========         ===========

(A) This note was issued in connection with the settlement of the Garney Companies, Inc.("Garney") lawsuit on December 11, 1992. The settlement requires payments to Garney amounting to $400,000, of which $150,000 was paid in December 1992. The remaining $250,000 was due in quarterly principal installments of $15,600 plus interest at 6% per annum beginning April 1, 1993. In August 1995 the note was repaid in full net of a $8,000 discount for early extinguishment.

(B) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at December 31, 1995). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At December 31, 1995 the Company had $3,250,000 of the outstanding principal balance under the LIBOR option at 8.25% per annum. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

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


(D) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at December 31, 1995) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                                      December 31,        June 30,
                                                                                          1995              1995
                                                                                      ------------       -----------
   Salaries, wages, commissions and related payables                                    $782,200         $  980,400
   Other                                                                                 112,800            230,600
                                                                                        --------         ----------

                                                                                        $895,000         $1,211,000
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

On December 8, 1995 the Board of Directors' declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 29, 1996 to stockholders of record on January 10, 1996.





NOTE 9 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

                                                      For the three months ended                 For the six months ended
                                                             December 31,                              December 31
                                                     ------------------------------            ---------------------------
                                                       1995                  1994                1995             1994
                                                     ---------             --------            ---------        ----------

     Current:
       Federal                                        $  13,400             $15,000            $  18,700           $ 24,500
       State                                             26,100              36,900               55,500             62,300
                                                      ---------             -------            ---------           --------

                                                         39,500              51,900               74,200             86,800
                                                      ---------             -------            ---------           --------
     Deferred:
       Federal                                         (190,100)               -                (190,100)              -
       State                                             11,900              22,600               25,200             47,100
                                                      ---------             -------            ---------           --------

                                                       (178,200)             22,600             (164,900)            47,100
                                                      ---------             -------            ---------           --------

                                                      $(138,700)            $74,500            $ (90,700)          $133,900
                                                      =========             =======            =========           ========

At December 31, 1995, the Company had net operating loss (NOL) carryforwards of approximately $16,600,000 and $2,600,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2006. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1995 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's on a go-forward basis. As such, through December 31, 1995 management has reduced the initial valuation allowance by $2,571,700. For the six months ended December 31, 1995 and 1994, the Company recorded adjustments to the valuation allowance amounting to $500,000 and $585,100, respectively. At December 31, 1995 the federal valuation allowance was completely depleted and the state valuation allowance was $90,300. Now that the federal valuation allowance has been depleted the Company will begin to realize a higher effective income tax rate in future periods. The adjustments to the valuation allowance have been reflected as a component of the respective period's income tax provision.



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended December 30, 1995 and 1994

Net sales for the three months ended December 31, 1995 increased by $894,000, or 11.1% to $8,904,000 compared to $8,010,100 for the same period last year. A substantial portion, approximately 65%, of the increase is attributed to the sales volumes contributed by the Company's Arleta, California division which was acquired during the fourth quarter of fiscal 1995. In contrast to the prior quarter, the Company has begun to realize some improvement in what continues to be a lackluster marketplace. Despite this sluggish economy the Company has been able to sustain its sales volume growth reporting notable increase in its refuse container and marine product groups for the current quarter when compared with the same period last year. The Company anticipates continued improvement during the remaining portion of fiscal 1996 as prior volatile pricing adjustments continue to stabilize within the marketplace. In addition, the Company continues to restructure and refine its sales/marketing work force in our efforts to strengthen customer relation, build market share for our proprietary products and venture into new market segments. During this quarter the Company began and has substantially completed the closure and relocation of its Deerfield, Wisconsin facility into its Bensenville, Illinois facility. Although currently disruptive to the Illinois operation, once the transition is completed the Company will realize substantial operational benefits and savings. Overall, with all things taken into consideration, management is pleased with the second quarter sales volumes which have improved over prior year results and have remained relatively consistent with the first quarter results.

Cost of goods sold increased 5.4% to 75.5% of net sales for the three months ended December 31, 1995 compared to 70.1% for the same period last year. Although, the second quarters gross margins has improved slightly over first quarter results, we still have not returned to our desired levels of performance. As previously mentioned, the Company had experienced significant plastic resin cost increases during fiscal 1995. During fiscal 1995 the Company effectively absorbed these costs through raw material purchasing strategies and sales price increases. Although the Company did institute several general price increases to compensate for the increases in resin costs, due to market resistance the Company could not increase its pricing enough to stay in step on an equal basis. As such, the Company continues to report diminished gross margins due to higher resin costs. Management anticipates a dramatic improvement in its gross margins now that it has substantially depleted resin purchased at higher prices and begins to take advantage of recent reductions in resin costs. During the last quarter resin prices have dropped approximately $.07 per pound. Another key element was the change in the Company's overall product mix during the quarter ended December 31, 1995. The Company reported a larger proportionate share of refuse container sales during the current period. Historically sales of refuse containers is very competitive and thus yield lower gross margins. Also, due to supply and demand constraints instituted within the resin industry the Company was unable to purchase special competitively priced resin usually used to manufacture its refuse containers resulting in additional pressure to retain desired gross margins on these products. The Company is also experiencing a temporary increase in its cost of goods sold due to the reduction in efficiencies and continued overhead expenses inherent during the Wisconsin plant consolidation. These costs amounted to approximately $100,000. Management anticipates future expenses associated with the Wisconsin operation to be minimal now that their manufacturing operations have been completely discontinued and the majority of the equipment has been relocated to other operating divisions. Again, management has taken a proactive stance to improve margins which should in turn improve performance during the remaining portion of fiscal 1996. In addition, the Company should benefit in future periods if current reductions in resin prices hold.

Selling, general, and administrative expenses were $1,634,700, or 18.4% of net sales for three months ended December 31, 1995 compared with $1,370,000, or 17.1% for the same period last year. The increase is partly attributed to $125,000 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter or fiscal 1995. The remaining increase is attributed to increased marketing expenses in connection with restructure of sales work force and increased administrative expenses associated with the recently expanded operations at our Illinois facility as well as approximately $30,000 - $40,000 in excess selling and administrative expenses during the consolidation of our Wisconsin facility.

Total interest expense decreased $6,300 to $179,000 for the three months ended December 31, 1995 compared to $185,300 for the same period last year. The Company is beginning to realize the effect of the deductions in the bank's prime rate, .5% in the last six months, coupled with the renegotiated interest rates on our bank facility. If bank borrowings remain consistent during the balance of fiscal 1996, the Company will continue to realize lower interest costs.

Net income was $555,800, or $.04 per common share for the three months ended December 31, 1995 compared to $779,400, or $.06 per common share for the same period last year. The decrease is attributed to higher raw material costs, increased cost associated with manufacturing inefficiencies and administrative costs during the Wisconsin facility consolidation and additional selling, general and administrative expenses associated with the Arleta, California division. Management foresees improved financial performance during the balance of fiscal 1996. Forecasted sales volumes in the next quarter look promising. The Company anticipates the Wisconsin facility transition to the Illinois facility, allowing the Illinois facility to be fully operational, to be completed within the third quarter. These factors in conjunction with a stable plastic resin market should boost our performance as we move forward. The Company also plans on selling the Wisconsin real property which should net a gain of approximately $250,000 once sold.


Results of Operations - Six Months ended December 31, 1995 & 1994

Net sales for the six months ended December 31, 1995 increased $796,700, or 4.7% to $17,886,000 compared to $17,089,300 for the same period last year. The increase is attributable to sales volumes contributed by the Company's Arleta, California division of approximately $1.4 million. In addition, the Company's west coast operations continue to report increased volumes facilitated by substantial refuse container sales despite a lackluster marketplace. These increases have been partially offset by the Company's mid-west divisions which currently report a reduction in sales volumes of approximately $900,000 due primarily to a lackluster marketplace caused by the industry's increased pricing in retaliation to the unprecedented increases in plastic resin costs during fiscal 1995. During the second quarter the Company has begun to realize improved conditions within the marketplace in these regions as prior volatile pricing adjustments continue to stabilize. During the second quarter the Company began and has substantially completed the closure and relocation of its Deerfield, Wisconsin facility into its Bensenville, Illinois facility.
Although currently disruptive to the Illinois operation, once the transition is completed the Company will realize operational benefits and savings. The Company has structured the Illinois facility to be one of its flagship operations and to support continued growth well into the 21st century.

Cost of goods sold increased 4.2% to 75.6% of net sales for the six months ended December 31, 1995 compared to 71.4% for the same period last year. Although, the second quarters gross margins has improved slightly over first quarter results, we still have not returned to our desired levels of performance. As previously mentioned, the Company had experienced significant plastic resin cost increases during fiscal 1995. During fiscal 1995 the Company effectively absorbed these costs through raw material purchasing strategies and sales price increases. Although the Company did institute several general price increases to compensate for the increases in resin costs, due to market resistance the Company could not increase its pricing enough to stay in step on an equal basis. As such, the Company continues to report diminished gross margins due to higher resin costs. Management anticipates a dramatic improvement in its gross margins now that it has substantially depleted resin purchased at higher prices and begins to take advantage of recent reductions in resin costs. During the current period resin prices have dropped approximately $.14 per pound. Another key element was the change in the Company's overall product mix during the six months ended December 31, 1995. The Company reported a larger proportionate share of refuse container sales during the current period. Historically sales of refuse containers is very competitive and thus yield lower gross margins. Also, due to supply and demand constraints instituted within the resin industry the Company was unable to purchase special competitively priced resin usually used to manufacture its refuse containers resulting in additional pressure to retain desired gross margins on these products. The Company is also experiencing a temporary increase in its cost of goods sold due to the reduction in efficiencies and continued overhead expenses inherent during the Wisconsin plant consolidation. These costs amounted to approximately $100,000. Management anticipates future expenses associated with the Wisconsin operation to be minimal now that their manufacturing operations have been completely discontinued and the majority of the equipment has been relocated to other operating divisions. Again, management has taken a proactive stance to improve margins which should in turn improve performance during the remaining portion of fiscal 1996. In addition, the Company should benefit in future periods if current reductions in resin prices hold.

Selling, general, and administrative expenses were $3,177,600, or 17.8% of net sales for six months ended December 31, 1995 compared with $2,806,900, or 16.4% for the same period last year. The increase is substantially attributed to $301,400 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter or fiscal 1995. The remaining increase is attributed to increased marketing expenses in connection with restructure of sales work force and increased administrative expenses associated with the recently expanded operations at our Illinois facility as well as approximately $30,000 - $40,000 in excess selling and administrative expenses during the consolidation of our Wisconsin facility.

Total interest expense increased $32,700 to $370,000 for the six months ended December 31, 1995 compared to $337,300 for the same period last year. The increase is attributed to the debt issued associated with the purchase of the Bensenville, Illinois property in September 1994 and the repayment of debt assumed (approximately $700,000) in connection with the purchase of the Arleta, California facility. However, the Company has begun to realize reduced interest costs during the second quarter based on recent reductions in the bank's prime lending interest rate and renegotiated interest rates on our bank facility resulting in a current reduction in interest rate of 1.5% - 1.8% during fiscal 1996. If bank borrowings remain consistent during the balance of fiscal 1996, the Company will continue to realize lower interest costs.

Income taxes decreased $224,600 resulting in a tax benefit of $90,700 for the six months ending December 31, 1995 compared to an income tax expense of $133,900 for the same period last year. The decreases in income tax expense resulted in reporting a $164,900 net deferred tax benefit attributed in part to the final reduction to the federal valuation allowance against deferred tax assets. Now that the federal valuation allowance has been depleted the Company will begin to realize a higher effective income tax rate in future periods.

Net income was $1,006,700, or $.07 per common share for the six months ended December 31, 1995 compared to $1,624,800, or $.12 per common share for the same period last year. The decrease is primarily attributed to an improved but still sluggish marketplace in the mid-west region, an increase in plastic resin cost which have lowered our gross margins, increased costs associated with manufacturing inefficiencies and administrative expenses during the Wisconsin facility consolidation and additional selling, general and administrative expenses associated with the Arleta, California division. Again management continues its efforts to improve sales volumes and control manufacturing and overhead costs which should improve our financial performance during the balance of fiscal 1996. Forecasted sales volumes in the next quarter look promising. The Company anticipates the Wisconsin facility transition into the Illinois facility, allowing the Illinois facility to be fully operational, to be completed within the third quarter. These factors in conjunction with a stable plastic resin market should boost our performance as we move forward. The Company also plans on selling the Wisconsin real property which should net a gain of approximately $250,000 once sold.

Financial Condition

Working capital decreased $286,500 to $6,850,700 at December 31, 1995 compared to $7,137,200 at June 30, 1995. The decrease is attributed to a $500,000 decrease in the deferred tax valuation allowance for the additional recognition of the Company's net operating loss carryforwards and an increase dividends payable associated with a $566,200 common stock dividend declared in December 1995 net of normal fluctuations in accounts receivable, accounts payable, accrued liabilities and inventories consistent with current operations. Cash flows from operations increased $245,500 when compared with the same period last year and continue to verify the Company's ability to sustain profitable operations at current sales volumes.

The Company expended a total of $511,300 for property, plant and equipment during the six months ended December 31, 1995 compared to $2,552,000 for the same period last year. The decrease is attributed to the purchase of the Bensenville, Illinois property ($1,700,000) and various construction in progress projects ($560,000) which were completed during the prior year period ended December 31, 1994. The Company anticipates spending an additional $750,000 during the remaining of fiscal 1996 on its Illinois facility expansion and various machinery, equipment and plant expansion projects at its Gardena, California, Boise, Idaho, and Gainesville, Texas facilities.

Borrowings under the line of credit decreased slightly by $175,900 to $2,884,400 between June 30, 1995 and December 31, 1995. At December 31, 1995 the Company had approximately $2,100,000 available for future borrowings under its revolving line of credit.

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

On December 8, 1995 the Board of Directors declared at its Annual Meeting of Stockholders its first dividend on the Company's common stock since the July 1991 merger. A regular dividend of $.04 per common share will be paid on January 29, 1996 to stockholders of record on January 10, 1996. With the recent redemption of all preferred stock, eliminating the obligation to pay future preferred stock dividends, and with the full support of the Company's bankers, the Board of Directors felt it was an appropriate time to recognize and reward its loyal stockholders with the declaration and payment of this dividend.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures repayment of long-term debt and payment of its common stock dividend for the foreseeable future.

                          ROTONICS MANUFACTURING INC.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                11.  Statement Regarding Computation of Per Share Earnings.

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.




                                          Rotonics Manufacturing Inc.
                                          Registrant



Date: January, 23 1996                    /s/  SHERMAN McKINNISS
                                          -------------------------------
                                          Sherman McKinniss
                                          President and
                                          Chief Executive Officer

                                 EXHIBIT INDEX





EXHIBIT         DESCRIPTION                                                       PAGE
-------         -----------                                                       ----
II              Statement Regarding Computation of Per Share Earnings              17