Form 10-Q/A
period 1995-09-30
ROTONICS MANUFACTURING INC/DE
filed 1996-05-02
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

     (MARK ONE)

     [ X ] QUARTERLY report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For quarterly period ended September 30, 1995

                                       OR

     [    ]     TRANSITION report pursuant to  Section 13 or 15(d) of  the
                Securities Exchange Act of 1934.

     For the transition period from __________ to __________

     Commission File number:  1-9429

                          ROTONICS MANUFACTURING INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                                                          36-2467474
              (State of Incorporation)                                   (I.R.S. Employer Identification Number)


             17022 SOUTH FIGUEROA STREET, GARDENA, CALIFORNIA 90248
             (Address of principal executive offices)   (Zip Code)

                 Registrant's telephone number: (310) 538-4932


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares outstanding as of September 30, 1995;            14,155,402


     This report, including all exhibits and attachments, contains 15 pages.

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

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                        September 30,            June 30,
                                                                                            1995                   1995
                                                                                       --------------        -------------
                                                                                         (Unaudited)           (Audited)
                                                                     ASSETS
                                                                     ------

Current assets:
   Cash                                                                                   $    15,600          $    96,700
   Accounts receivable, net (Notes 5 and 6)                                                 4,392,400            5,341,500
   Notes receivable                                                                           115,600              110,900
   Inventories (Notes 2, 5 and 6)                                                           5,235,600            5,352,100
   Deferred income taxes, net (Note 9)                                                      1,246,800              887,200
   Prepaid expenses and other current assets                                                  240,900              114,800
                                                                                          -----------          -----------

              Total current assets                                                         11,246,900           11,903,200

Notes receivable, less current portion                                                        391,700              396,800
Deferred income taxes, net (Note 9)                                                         3,201,700            3,658,100
Property, plant and equipment, net (Notes 3, 5 and 6)                                       8,423,200            8,605,900
Intangible assets, net (Note 4)                                                             5,616,000            5,692,700
Other assets                                                                                   96,100              102,700
                                                                                          -----------          -----------
                                                                                          $28,975,600          $30,359,400
                                                                                          ===========          ===========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      ------------------------------------
Current liabilities:
   Current portion of long-term debt (Note 6)                                             $   908,100          $ 1,034,500
   Current portion of long-term debt due related parties                                       90,000              140,000
   Accounts payable                                                                         1,911,300            2,357,100
   Accrued liabilities (Note 7)                                                               971,700            1,211,000
   Income taxes payable (Note 9)                                                                   -                23,400
                                                                                          -----------          -----------

              Total current liabilities                                                     3,881,100            4,766,000

Bank Line of credit (Note 5)                                                                2,930,100            3,060,300
Long-term debt, less current portion (Note 6)                                               4,357,300            4,624,900
Long-term debt due related parties, less current portion                                       22,500               22,500
Deferred pension liabilities                                                                    4,000                4,000
                                                                                          -----------          -----------

              Total liabilities                                                            11,195,000           12,477,700
                                                                                          -----------          -----------
Stockholders' equity:
   Preferred stock, stated value $.01, redemption value $1: authorized
     4,250,000 shares; issued and outstanding zero and 3,000,000 shares,
     respectively (Note 8)                                                                         -             3,000,000
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,153,623 and 12,903,752 shares, respectively,
     net of treasury shares (Note 8)                                                       24,574,000           21,980,500
   Accumulated deficit                                                                     (6,793,400)          (7,098,800)
                                                                                          -----------          -----------

              Total stockholders' equity                                                   17,780,600           17,881,700
                                                                                          -----------          -----------

                                                                                          $28,975,600          $30,359,400
                                                                                          ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)



                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                           -------------------------------
                                                                                              1995                 1994
                                                                                           -----------         -----------
Net sales                                                                                  $ 8,981,900         $ 9,079,200
                                                                                           -----------         -----------

Costs and expenses:
   Cost of goods sold                                                                       6,798,000            6,595,200
   Selling, general and administrative expenses                                             1,542,900            1,436,900
                                                                                          -----------          -----------

     Total costs and expenses                                                               8,340,900            8,032,100
                                                                                          -----------          -----------
Income from operations                                                                        641,000            1,047,100
                                                                                          -----------          -----------
Other (expense)/income:
   Interest expense                                                                          (191,000)            (152,000)
   Other income                                                                                48,900                9,700
                                                                                          -----------          -----------

     Total other expense                                                                     (142,100)            (142,300)
                                                                                          -----------          -----------

Income before income taxes                                                                    498,900              904,800

Income tax provision (Note 9)                                                                (131,500)             (59,400)
                                                                                          -----------          -----------

Net income                                                                                    367,400              845,400

Accumulated deficit, beginning of period                                                   (7,098,800)         (10,084,800)

Preferred stock dividends                                                                     (62,000)             (81,300)
                                                                                          -----------          -----------

Accumulated deficit, end of period                                                        $(6,793,400)         $(9,320,700)
                                                                                          ===========          ===========

Income per common share (Note 10):

   Net income:
     Primary                                                                                  $   .02             $    .06
                                                                                              =======             ========
     Fully diluted                                                                            $   .02             $    .06
                                                                                              =======             ========

Weighted average number of common and common equivalent shares outstanding:
     Primary                                                                               12,902,708           12,304,183
                                                                                          ===========          ===========
     Fully diluted                                                                         12,903,893           12,304,934
                                                                                          ===========          ===========





   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                      September 30,
                                                                                               --------------------------
                                                                                                   1995            1994
                                                                                               ----------     -----------
Cash flows from operating activities:
   Net income                                                                                 $   367,400     $   845,400

   Adjustments to reconcile net income to net cash provided
    by/(used in) operating activities:
     Depreciation and amortization                                                                398,900         346,100
     Deferred income tax provision                                                                 96,800          24,500
     Provision for doubtful accounts                                                               21,700          21,500
     Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable                                                 927,400         (86,300)
       Decrease/(increase) in inventories                                                         116,500        (388,600)
       (Increase)/decrease in prepaid expenses and other current assets                          (126,100)         83,800
       Decrease/(increase) in other assets                                                          4,000          (2,900)
       (Decrease)/increase in accounts payable                                                   (445,800)        389,000
       Decrease in accrued liabilities                                                           (215,900)        (29,500)
       Decrease in income taxes payable                                                           (23,400)        (32,500)
                                                                                              -----------     -----------

Net cash provided by operating activities                                                       1,121,500       1,170,500
                                                                                              -----------     -----------
Cash flows from investing activities:
   Repayments on notes receivable, net                                                                400           6,000
   Capital expenditures                                                                          (136,900)     (2,039,400)
                                                                                              -----------     -----------

Net cash used in investing activities                                                            (136,500)     (2,033,400)
                                                                                              -----------     -----------
Cash flows from financing activities:
   Net repayments under line of credit                                                           (130,200)        (78,800)
   Proceeds from issuance of long-term debt                                                            --       1,330,000
   Repayment of long-term debt                                                                   (444,000)       (278,900)
   Redemption of preferred stock                                                                 (250,200)             --
   Payment of preferred stock dividends                                                           (85,400)        (85,500)
   Purchase of treasury stock                                                                    (156,300)             --
                                                                                              -----------     -----------

Net cash (used in)/provided by financing activities                                            (1,066,100)        886,800
                                                                                              -----------     -----------

Net (decrease)/increase in cash                                                                   (81,100)         23,900

Cash at beginning of period                                                                        96,700           2,600
                                                                                              -----------     -----------

Cash at end of period                                                                         $    15,600     $    26,500
                                                                                              ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                 $   197,200     $   158,300
                                                                                              ===========     ===========
     Income taxes                                                                             $    86,500     $    74,100
                                                                                              ===========     ===========

Supplemental schedule of noncash financing activities:
   Conversion of preferred stock to common stock                                              $ 2,749,800     $   500,000
                                                                                              ===========     ===========
   Preferred dividends declared but not paid                                                  $        --     $    25,300
                                                                                              ===========     ===========





   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM REPORTING:

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


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                                          September 30,          June 30,
                                                                                              1995                1995
                                                                                           -----------          ----------
   Raw materials                                                                           $2,675,300           $3,059,000
   Finished goods                                                                           2,560,300            2,293,100
                                                                                           ----------           ----------

                                                                                           $5,235,600           $5,352,100
                                                                                           ==========           ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                        September 30,          June 30,
                                                                                            1995                 1995
                                                                                         ------------         -----------
     Land                                                                                $   574,200          $   574,200
     Buildings and building improvements                                                   2,558,100            2,486,800
     Machinery, equipment, furniture and fixtures                                         10,756,800           10,635,100
     Construction in progress                                                                 63,300              120,200
                                                                                         -----------          -----------
                                                                                          13,952,400           13,816,300
     Less - accumulated depreciation                                                      (5,529,200)          (5,210,400)
                                                                                         -----------          -----------
                                                                                         $ 8,423,200          $ 8,605,900
                                                                                         ===========          ===========


NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:                                                             September 30,         June 30,
                                                                                             1995                 1995
                                                                                          -------------        -----------
   Patents, net of accumulated amortization of $75,200 and $73,700                         $   58,100          $   59,600
   Goodwill, net of accumulated amortization
    of $1,543,100 and $1,467,900                                                            5,557,900           5,633,100
                                                                                           ----------          -----------

                                                                                           $5,616,000          $5,692,700
                                                                                           ==========          ==========

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


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                   September 30,         June 30,
                                                                       1995                1995
                                                                   -------------        -----------
   Unsecured note payable  (A)                                      $    -              $    93,800
   Note payable - Bank     (B)                                       3,733,300            3,933,300
   Note payable - Bank     (C)                                         212,800              217,400
   Note payable - Bank     (D)                                       1,263,500            1,280,100
   Other                                                                55,800              134,800
                                                                    ----------          -----------
                                                                     5,265,400            5,659,400
   Less current portion                                               (908,100)          (1,034,500)
                                                                    ----------          -----------

                                                                    $4,357,300          $ 4,624,900
                                                                    ==========          ===========

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

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                                    September 30,         June 30,
                                                                                        1995                1995
                                                                                     ----------          ----------
   Salaries, wages, commissions and related payables                                 $  805,600          $  980,400
   Other                                                                                166,100             230,600
                                                                                     ----------          ----------

                                                                                     $  971,700          $1,211,000
                                                                                     ==========          ==========


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


NOTE 9 - INCOME TAXES:

The components of the income tax provision were:

                                                                             For the three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                              1995                1994
                                                                           -----------        ------------
     Current:
       Federal                                                             $    5,300          $     9,500
       State                                                                   29,400               25,400
                                                                           ----------          -----------

                                                                               34,700               34,900
                                                                           ----------          -----------
     Deferred:
       Federal                                                                 93,000                4,800
       State                                                                    3,800               19,700
                                                                           ----------          -----------

                                                                               96,800               24,500
                                                                           ----------          -----------

                                                                           $  131,500          $    59,400
                                                                           ===========         ===========


At September 30, 1995, the Company had net operating loss (NOL) carryforwards of approximately $15,600,000 and $2,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2011. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1995 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOLs on a go-forward basis. As such, through September 30, 1995 management has reduced the initial valuation allowance by $2,459,400. For the three months ended September 30, 1995 and 1994, the Company recorded adjustments to the valuation allowance amounting to $387,700 and $209,100, respectively. The current period adjustment includes a $325,400 reduction in the valuation allowance in connection with adjustments made to the Company's net operating loss carryforwards. The Company realized additional taxable income in prior years based on a certain income tax expense item which was recently deemed non-deductible. As, such the Company reduced it's

NOL carryforwards for the additional utilization. At September 30, 1995 the combined federal and state valuation allowance was $202,600. The adjustments to the valuation allowance have been reflected as a component of the respective period's income tax provision.

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

Net income was $367,400, or $.02 per common share for the three months ended September 30, 1995 compared to $845,400, or $ .06 per common share for the same period last year. The decrease is attributed to lower sales volumes due to a sluggish marketplace, an increase in plastic resin costs which has lowered gross margins, additional selling, general and administrative expenses associated with the Arleta, California division and an increase in interest costs as previously outlined above. In addition, for the three months ended September 30, 1995, the Company reported additional deferred income taxes of $72,300 net of a $79,300 adjustment to record the benefit from Custom
Rotational Molding, Inc.'s net operating loss carryforwards.   Again management
plans to continue its efforts to improve sales volumes and control manufacturing and overhead costs which should improve our performance during the balance of fiscal 1996. During September 1995 the Company, pursuant to Board of Directors approval, converted the remaining outstanding preferred stock to common stock. Management believes this dramatic event will also enhance earnings per common share now that the Company has eliminated the payment of future preferred dividends.

Financial Condition

Working capital reflected an increase of $228,600 to $7,365,800 at September 30, 1995 compared to $7,137,200 at June 30, 1995. The increase is attributed to a decrease in the deferred tax valuation allowance for the additional recognition of the Company's net operating loss carryforwards net of fluctuations in accounts receivable, accounts payable and inventories. Cash flows from operations were consistent with the same period last year and continue to verify the Company's ability to sustain profitable operations at current sales volumes.

The Company expended a total of $136,900 for property, plant and equipment during the three months ended September 30, 1995 compared to $2,039,400 for the same period last year. The decrease is attributed to the purchase of the Bensenville, Illinois property ($1,700,000) and various construction in progress projects ($110,000) which were completed during the prior year period ended September 30, 1994. The Company anticipates spending an additional $1,100,000 during the remaining of fiscal 1996 on various machinery and equipment and plant expansion projects.

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




                                          Rotonics Manufacturing Inc.
                                          Registrant



Date: May 1, 1996                         ______________________________
                                          Sherman McKinniss
                                          President and
                                          Chief Executive Officer

                                 EXHIBIT INDEX





EXHIBIT  DESCRIPTION                                                               PAGE
- -------  -----------                                                               ----
11       Statement Regarding Computation of Per Share Earnings                      15