Form 10-Q/A
period 1995-12-31
ROTONICS MANUFACTURING INC/DE
filed 1996-05-02
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(MARK ONE)

[ X ] QUARTERLY report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For quarterly period ended December 31, 1995

                                       OR

[   ]      TRANSITION report pursuant to  Section 13 or 15(d) of  the
           Securities Exchange Act of 1934.

For the transition period from __________ to __________

Commission File number:  1-9429

                          ROTONICS MANUFACTURING INC.
             ------------------------------------------------------
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

                               Yes  X   No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares outstanding as of December 31, 1995;             14,155,336


     This report, including all exhibits and attachments, contains 17 pages.

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                         December 31,          June 30,
                                                                                             1995                1995
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)           (Audited)
                                     ASSETS
                                     ------

Current assets:
   Cash                                                                                   $     6,900         $     96,700
   Accounts receivable, net (Notes 5 and 6)                                                 4,725,600            5,341,500
   Notes receivable                                                                           117,300              110,900
   Inventories (Notes 2, 5 and 6)                                                           4,831,100            5,352,100
   Deferred income taxes, net (Note 9)                                                      1,246,800              887,200
   Prepaid expenses and other current assets                                                  238,300              114,800
                                                                                          -----------         ------------

     Total current assets                                                                  11,166,000           11,903,200

Notes receivable, less current portion                                                        385,800              396,800
Deferred income taxes, net (Note 9)                                                         3,014,000            3,658,100
Property, plant and equipment, net (Notes 3, 5 and 6)                                       8,484,900            8,605,900
Intangible assets, net (Note 4)                                                             5,535,600            5,692,700
Other assets                                                                                   89,100              102,700
                                                                                          -----------         ------------

                                                                                          $28,675,400          $30,359,400
                                                                                          ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current portion of long-term debt (Note 6)                                             $ 1,087,300         $  1,034,500
   Current portion of long-term debt due related parties                                       90,000              140,000
   Accounts payable                                                                         1,817,200            2,357,100
   Accrued liabilities (Note 7)                                                               895,000            1,211,000
   Dividends payable (Note 8)                                                                 566,200                -
   Income taxes payable (Note 9)                                                                -                   23,400
                                                                                          -----------         ------------

     Total current liabilities                                                              4,455,700            4,766,000

Bank Line of credit (Note 5)                                                                2,884,400            3,060,300
Long-term debt, less current portion (Note 6)                                               3,927,100            4,624,900
Long-term debt due related parties, less current portion                                        -                   22,500
Deferred pension liabilities                                                                    4,000                4,000
                                                                                          -----------         ------------

     Total liabilities                                                                     11,271,200           12,477,700
                                                                                          -----------         ------------

Stockholders' equity:
   Preferred stock, stated value $.01, redemption value $1: authorized
     4,250,000 shares; issued and outstanding zero and 3,000,000 shares,
     respectively (Note 8)                                                                      -                3,000,000
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,153,557 and 12,903,752 shares, respectively,
     net of treasury shares (Note 8)                                                       24,573,900           21,980,500
   Accumulated deficit                                                                     (7,169,700)          (7,098,800)
                                                                                          -----------         ------------

     Total stockholders' equity                                                            17,404,200           17,881,700
                                                                                          -----------         ------------

                                                                                          $28,675,400          $30,359,400
                                                                                          ===========          ===========


      The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)



                                                  Three Months Ended                             Six Months Ended
                                                       December 31,                                 December 31,
                                              -----------------------------           -------------------------------------
                                                   1995            1994                    1995                   1994
                                              -------------    ------------           --------------          -------------
Net sales                                      $ 8,904,100    $  8,010,100            $17,886,000               $17,089,300
                                               -----------     -----------            -----------               -----------

Costs and expenses:
   Cost of goods sold                            6,719,400       5,611,100             13,517,400                12,206,300
   Selling, general and
     and administrative expenses                 1,634,700       1,370,000              3,177,600                 2,806,900
                                               -----------     -----------            -----------               -----------

              Total costs and expenses           8,354,100       6,981,100             16,695,000                15,013,200
                                               -----------     -----------            -----------               -----------

Income from operations                             550,000       1,029,000              1,191,000                 2,076,100
                                               -----------     -----------            -----------               -----------
Other (expense)/income:
   Interest expense                               (179,000)       (185,300)              (370,000)                 (337,300)
   Other income                                     46,100          10,200                 95,000                    19,900
                                               -----------     -----------            -----------               -----------

           Total other expenses                   (132,900)       (175,100)              (275,000)                 (317,400)
                                               -----------     -----------            -----------               -----------

Income before income taxes                         417,100         853,900                916,000                 1,758,700

Income tax benefit/(provision) (Note 9)           (227,200)        (74,500)              (358,700)                 (133,900)
                                               -----------     -----------            -----------               -----------

Net income                                         189,900         779,400                557,300                 1,624,800

Accumulated deficit, beginning of period        (6,793,400)     (9,320,700)            (7,098,800)              (10,084,800)

Preferred stock dividends                           --             (75,000)               (62,000)                 (156,300)

Common stock dividends                            (566,200)         --                   (566,200)                   --
                                               -----------     -----------            -----------               -----------

Accumulated deficit, end of period             $(7,169,700)    $(8,616,300)           $(7,169,700)              $(8,616,300)
                                               ===========     ===========            ===========               ===========

Income per common share (Note 10):

   Net income:
     Primary                                       $   .01         $   .06                $   .04                   $   .12
                                                   =======         =======                =======                   =======
     Fully diluted                                 $   .01         $   .06                $   .04                   $   .12
                                                   =======         =======                =======                   =======

Weighted average number of common and
 common equivalent shares outstanding:
     Primary                                    14,165,197      12,606,415             13,533,954                12,456,018
                                               ===========     ===========            ===========               ===========
     Fully diluted                              14,165,577      12,606,415(1)          13,534,736                12,456,018(1)
                                               ===========     ===========            ===========               ===========


(1) The result of the fully diluted earnings per share computation is anti-dilutive.





   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                   December 31,
                                                                          -----------------------------
                                                                             1995               1994
                                                                          ----------         ----------
Cash flows from operating activities:
   Net income                                                             $   557,300        $ 1,624,800
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                            791,700            714,300
     Gain on sale of equipment                                                 (1,200)              --
     Deferred income tax provision                                            284,500             47,100
     Provision for doubtful accounts                                           52,800            (54,200)
     Changes in assets and liabilities:
       Decrease in accounts receivable                                        563,100            495,500
       Decrease/(increase) in inventories                                     521,000         (1,815,900)
       (Increase)/decrease in prepaid expenses and other current assets      (123,500)            93,800
       Decrease in other assets                                                11,300              1,300
       (Decrease)/increase in accounts payable                               (539,900)           443,200
       (Decrease)/increase in accrued liabilities                            (292,600)            47,300
       Decrease in income taxes payable                                       (23,400)           (40,600)
       Decrease in deferred pension liability                                   --                (1,000)
                                                                          -----------        -----------
Net cash provided by operating activities                                   1,801,100          1,555,600
                                                                          -----------        -----------
Cash flows from investing activities:
   Repayments on notes receivable, net                                          4,600             87,000
   Capital expenditures                                                      (511,300)        (2,552,000)
   Proceeds from sale of equipment                                              1,200               --
                                                                          -----------        -----------
Net cash used in investing activities                                        (505,500)        (2,465,000)
                                                                          -----------        -----------
Cash flows from financing activities:
   Net (repayments)/borrowings under line of credit                          (175,900)           406,800
   Proceeds from issuance of long-term debt                                     --             1,330,000
   Repayment of long-term debt                                               (717,500)          (518,900)
   Redemption of preferred stock                                             (250,200)          (125,000)
   Payment of preferred stock dividends                                       (85,400)          (161,400)
   Proceeds from exercise of stock options                                      --                 2,000
   Purchase of treasury stock                                                (156,400)              --
                                                                          -----------        -----------
Net cash (used in)/provided by financing activities                        (1,385,400)           933,500
                                                                          -----------        -----------
Net (decrease)/increase in cash                                               (89,800)            24,100
Cash at beginning of period                                                    96,700              2,600
                                                                          -----------        -----------
Cash at end of period                                                     $     6,900        $    26,700
                                                                          ===========        ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $   377,400        $   334,100
                                                                          ===========        ===========
     Income taxes                                                         $   157,500        $   134,000
                                                                          ===========        ===========
Supplemental schedule of noncash financing activities:
   Conversion of preferred stock to common stock                          $ 2,749,800        $   500,000
                                                                          ===========        ===========
   Preferred dividends declared but not paid                              $     --           $    24,400
                                                                          ===========        ===========
   Common dividends declared but not paid                                 $   566,200        $     --
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

NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                                           December 31,          June 30,
                                                                                              1995                 1995
                                                                                           -----------         ------------
   Raw materials                                                                            $2,403,200          $3,059,000
   Finished goods                                                                            2,427,900           2,293,100
                                                                                            ----------          ----------

                                                                                            $4,831,100          $5,352,100
                                                                                            ==========          ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                          December, 31,          June 30,
                                                                                              1995                 1995
                                                                                          ------------         -----------
     Land                                                                                  $   574,200         $   574,200
     Buildings and building improvements                                                     2,634,200           2,486,800
     Machinery, equipment, furniture and fixtures                                           10,606,900          10,635,100
     Construction in progress                                                                  497,700             120,200
                                                                                           -----------         -----------
                                                                                            14,313,000          13,816,300
     Less - accumulated depreciation                                                        (5,828,100)         (5,210,400)
                                                                                           -----------         -----------
                                                                                           $ 8,484,900         $ 8,605,900
                                                                                           ===========         ===========


NOTE 4 - INTANGIBLE ASSETS:

   Intangible assets consist of:
                                                                                           December 31,          June 30,
                                                                                              1995                 1995
                                                                                           -----------         -----------
   Patents, net of accumulated amortization of $76,700 and $73,700                          $   53,700          $   59,600
   Goodwill, net of accumulated amortization
    of $1,618,400 and $1,467,900                                                             5,481,900           5,633,100
                                                                                            ----------          ----------

                                                                                            $5,535,600          $5,692,700
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


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:
                                                                                           December 31,          June 30,
                                                                                               1995                1995
                                                                                           -----------         ------------
   Unsecured note payable  (A)                                                            $         --         $    93,800
   Note payable - Bank     (B)                                                               3,533,300           3,933,300
   Note payable - Bank     (C)                                                                 207,900             217,400
   Note payable - Bank     (D)                                                               1,246,900           1,280,100
   Other                                                                                        26,300             134,800
                                                                                           -----------         -----------
                                                                                             5,014,400           5,659,400
   Less current portion                                                                     (1,087,300)         (1,034,500)
                                                                                           -----------         -----------

                                                                                           $ 3,927,100         $ 4,624,900
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

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                          December 31,            June 30,

                                                                                         1995              1995
                                                                                      ----------        -----------
   Salaries, wages, commissions and related payables                                  $  782,200         $  980,400
   Other                                                                                 112,800            230,600
                                                                                      ----------         ----------

                                                                                      $  895,000         $1,211,000
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





NOTE 9 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

                                    For the three months ended                For the six months ended
                                          December 31,                              December 31
                                    ----------------------------             --------------------------
                                      1995                1994                 1995              1994
                                    --------             -------             --------          --------
     Current:
       Federal                      $ 13,400             $15,000             $ 18,700          $ 24,500
       State                          26,100              36,900               55,500            62,300
                                    --------             -------             --------          --------

                                      39,500              51,900               74,200            86,800
                                    --------             -------             --------          --------
     Deferred:
       Federal                       171,100                -                 264,100              -
       State                          16,600              22,600               20,400            47,100
                                    --------             -------             --------          --------

                                     187,700              22,600              284,500            47,100
                                    --------             -------             --------          --------

                                    $227,200             $74,500             $358,700          $133,900
                                    ========             =======             ========          ========

At December 31, 1995, the Company had net operating loss (NOL) carryforwards of approximately $15,600,000 and $2,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2011. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1995 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's on a go-forward basis. As such, through December 31, 1995 management has reduced the initial valuation allowance by $2,459,400. For the six months ended December 31, 1995 and 1994, the Company recorded adjustments to the valuation allowance amounting to $387,700 and $585,100, respectively. The current six month period valuation allowance adjustment includes a $325,400 reduction in connection with adjustments made to the Company's net operationing loss carryforwards. The Company realized additional taxable income in prior years based on a certain income tax expense item which was recently deemed non-deductible. As such, the Company has reduced it's NOL carryforwards accordingly to reflect the additional utilization. At December 31, 1995 the combined federal and state valuation allowance was $202,600. Now that the majority of the federal valuation allowance has been depleted the Company will continue to realize a higher effective income tax rate in relation to its taxable income. The adjustments to the valuation allowance have been reflected as a component of the respective period's income tax provision.



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

Income taxes increased $152,700 or $.01 per share for the three months ended December 31, 1995 compared to $74,500 for the same period last year. The increase is due to the additional deferred income tax expense reported in the current period. Prior to fiscal 1996 the Company's deferred income tax provision had been effectively minimized by the reversal of the Company's deferred tax asset valuation allowance reserve.

Net income was $189,900, or $.01 per common share for the three months ended December 31, 1995 compared to $779,400, or $.06 per common share for the same period last year. The decrease is attributed to higher raw material costs, increased cost associated with manufacturing inefficiencies and administrative costs during the Wisconsin facility consolidation and additional selling, general and administrative expenses associated with the Arleta, California division. In addition, the Company's income tax provision increased $152,700, or $.01 per common share, when compared to the same period last year. This trend will continue now that the Company has utilized the majority of it's valuation allowance against prior period deferred income tax expenses. Management foresees improved financial performance during the balance of fiscal 1996. Forecasted sales volumes in the next quarter look promising. The Company anticipates the Wisconsin facility transition to the Illinois facility, allowing the Illinois facility to be fully operational, to be completed within the third quarter. These factors in conjunction with a stable plastic resin market should boost our performance as we move forward. The Company also plans on selling the Wisconsin real property which should net a gain of approximately $250,000 once sold.


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

Income taxes increased $224,800, or $.02 per share, to $358,700 for the six months ending December 31, 1995 compared to $133,900 for the same period last year. The increase is due to the additional deferred income tax expense reported in the current period. Prior to fiscal 1996 the Company's deferred income tax provision had been effectively minimized by the reversal of the Company's deferred tax asset valuation allowance reserve.

Net income was $557,300, or $.04 per common share for the six months ended December 31, 1995 compared to $1,624,800, or $.12 per common share for the same period last year. The decrease is primarily attributed to an improved but still sluggish marketplace in the mid-west region, an increase in plastic resin cost which have lowered our gross margins, increased costs associated with manufacturing inefficiencies and administrative expenses during the Wisconsin facility consolidation and additional selling, general and administrative expenses associated with the Arleta, California division. In addition for the six months ended December 31, 1995, the Company reported additional deferred income taxes of $237,400 which was net of a $79,300 adjustment to record the benefit from Custom Rotational Molding Inc.'s net operating loss carryforwards. Again management continues its efforts to improve sales volumes and control manufacturing and overhead costs which should improve our financial performance during the balance of fiscal 1996. Forecasted sales volumes in the next quarter look promising. The Company anticipates the Wisconsin facility transition into the Illinois facility, allowing the Illinois facility to be fully operational, to be completed within the third quarter. These factors in conjunction with a stable plastic resin market should boost our performance as we move forward. The Company also plans on selling the Wisconsin real property which should net a gain of approximately $250,000 once sold.


Financial Condition

Working capital decreased $427,000 to $6,710,200 at December 31, 1995 compared to $7,137,200 at June 30, 1995. The decrease is attributed to a $387,700 decrease in the deferred tax valuation allowance for the additional recognition of the Company's net operating loss carryforwards and an increase dividends payable associated with a $566,200 common stock dividend declared in December 1995 net of normal fluctuations in accounts receivable, accounts payable, accrued liabilities and inventories consistent with current operations. Cash flows from operations increased $245,500 when compared with the same period last year and continue to verify the Company's ability to sustain profitable operations at current sales volumes.

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

On December 8, 1995 the Board of Directors declared at its Annual Meeting of Stockholders it first dividend on the Company's common stock since the July 1991 merger. A regular dividend of $.04 per common share will be paid on January 29, 1996 to stockholders of record on January 10, 1996. With the recent redemption of all preferred stock, eliminating the obligation to pay future preferred stock dividends, and with the full support of the Company's bankers, the Board of Directors felt it was an appropriate time to recognize and reward its loyal stockholders with the declaration and payment of this dividend.

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



                                          Rotonics Manufacturing Inc.
                                          Registrant



Date: May 1, 1996                         ___________________________
                                          Sherman McKinniss
                                          President and
                                          Chief Executive Officer

                                 EXHIBIT INDEX





EXHIBIT         DESCRIPTION                                                        PAGE
- -------         -----------                                                        ----
11              Statement Regarding Computation of Per Share Earnings               17