Form 10-Q
period 1996-03-31
ROTONICS MANUFACTURING INC/DE
filed 1996-05-02
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   _________

                                   FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                   For quarterly period ended: March 31, 1996


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

                                      N/A
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No __


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                                                       Outstanding at March 31, 1996
                     -----                                                       -----------------------------
                     Common Shares                                               14,155,344 Shares
                     ($.01 stated value)

                          ROTONICS MANUFACTURING INC.

                                     INDEX

                                                                                                                   Page
                                                                                                                   ----
             PART I. - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                              Balance Sheets -
                                 March 31, 1996 (Unaudited)
                                 and June 30, 1995 (Audited)                                                         3

                              Statements of Income and
                               Accumulated Deficit-
                                 Three Months and Nine Months
                                 Ended March 31, 1996
                                 and 1995 (Unaudited)                                                                4

                              Statements of Cash Flows
                                 Nine Months Ended March 31, 1996
                                 and 1995 (Unaudited)                                                                5

                              Notes to Financial Statements                                                          6


                     Item 2 - Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                                      11



             PART II. OTHER INFORMATION

                     Item 6 - Exhibits and Reports on Form 8-K                                                      15



             SIGNATURES                                                                                             16

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS


                                                                                March 31,                        June 30,
                                                                                  1996                             1995
                                                                             --------------                    -------------
                                                                               (Unaudited)                       (Audited)
                                                                ASSETS

Current assets:
  Cash                                                                       $     2,800                       $    96,700
  Accounts receivable, net (Notes 5 and 6)                                     4,706,600                         5,341,500
  Notes receivable                                                               121,400                           110,900
  Inventories (Notes 2,5 and 6)                                                4,465,500                         5,352,100
  Deferred income taxes, net (Note 9)                                          1,246,800                           887,200
  Prepaid expenses and other current assets                                      260,100                           114,800
                                                                             -----------                       -----------

    Total current assets                                                      10,803,200                        11,903,200

Notes receivable, less current portion                                           380,000                           396,800
Deferred income taxes, net (Note 9)                                            2,832,000                         3,658,100
Property, plant and equipment, net (Notes 3, 5  and 6)                         8,390,200                         8,605,900
Intangible assets, net (Note 4)                                                5,458,800                         5,692,700
Other assets                                                                      98,400                           102,700
                                                                             -----------                       -----------

                                                                             $27,962,600                       $30,359,400
                                                                             ===========                       ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 6)                                 $ 1,082,500                       $ 1,034,500
  Current portion of long-term debt due related parties                           45,000                           140,000
  Accounts payable                                                             1,768,700                         2,357,100
  Accrued liabilities (Note 7)                                                   802,100                         1,211,000
  Dividends payable (Note 8)                                                      19,500                              --
  Income taxes payable (Note 9)                                                    --                               23,400
                                                                             -----------                       -----------

    Total current liabilities                                                  3,717,800                         4,766,000

Bank Line of credit (Note 5)                                                   3,000,000                         3,060,300
Long-term debt, less current portion (Note 6)                                  3,707,600                         4,624,900
Long-term debt due related parties, less current portion                           --                               22,500
Deferred pension liabilities                                                       4,000                             4,000
                                                                             -----------                       -----------

    Total liabilities                                                         10,429,400                        12,477,700
                                                                             -----------                      ------------

Stockholders' equity:
  Preferred stock, stated value $.01, redemption value $1:
    authorized 4,250,000 shares; issued and outstanding zero and
    3,000,000 shares, respectively (Note 8)                                        --                            3,000,000
  Common stock, stated value $.01: authorized  20,000,000 shares;
    issued and outstanding 14,153,519 and 12,903,752 shares,  respectively,
    net of treasury shares (Note 8)                                           24,573,400                        21,980,500
  Accumulated deficit                                                         (7,040,200)                       (7,098,800)
                                                                             -----------                       -----------

    Total stockholders' equity                                                17,533,200                        17,881,700
                                                                             ------------                      -----------

                                                                             $27,962,600                       $30,359,400
                                                                             ===========                       ===========

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                               Three Months Ended                       Nine Months Ended
                                                                   March 31,                                 March 31,
                                                        --------------------------------          -----------------------------
                                                           1996                 1995                 1996              1995
                                                        -----------          -----------          -----------      ------------
Net sales                                               $ 8,178,900          $ 8,436,600          $26,064,900      $ 25,525,900
                                                        -----------          -----------          -----------      ------------

Costs and expenses:
  Cost of goods sold                                      6,124,500            6,296,200           19,641,900        18,502,500
  Selling, general and administrative expenses            1,562,400            1,409,700            4,740,000         4,216,600
                                                        -----------          -----------          -----------      ------------

    Total costs and expenses                              7,686,900            7,705,900           24,381,900        22,719,100
                                                        -----------          ------------         -----------      ------------

Income from operations                                      492,000              730,700            1,683,000         2,806,800
                                                        -----------          -----------          -----------      ------------

Other (expense)/income:
  Interest expense                                         (173,200)            (211,700)            (543,200)         (549,000)
  Other income, net                                          28,200                6,000              123,200            25,900
                                                        ------------         -----------          -----------      -----------

    Total other expenses                                   (145,000)            (205,700)            (420,000)         (523,100)
                                                        -----------          -----------          -----------      ------------

Income before income taxes                                  347,000              525,000            1,263,000         2,283,700

Income tax provision (Note 9)                              (217,500)             (90,500)            (576,200)         (224,400)
                                                        ------------         -----------          -----------      ------------

Net  Income                                                 129,500              434,500              686,800         2,059,300

Accumulative  deficit, beginning of period               (7,169,700)          (8,616,300)          (7,098,800)      (10,084,800)
                                                        -----------          -----------          -----------        -----------


Preferred stock dividends                                     --                 (73,100)             (62,000)          (229,400)

Common stock dividends (per share $.04)                       --                     --              (566,200)             -
                                                        -----------          -----------          -----------      ------------

Accumulated deficit, end of period                      $(7,040,200)         $(8,254,900)         $(7,040,200)     $ (8,254,900)
                                                        ===========          ===========          ============     ============

Income per common share (Note 10):

  Net income:
    Primary                                                 $   .01              $   .03              $   .05           $   .15
                                                            =======              =======              =======           =======
    Fully diluted                                           $   .01              $   .03              $   .05           $   .15
                                                            =======              =======              =======           =======


Weighted average number common and
  common equivalent shares outstanding:
    Primary                                              14,165,568           12,608,353           13,742,987        12,505,948
                                                         ==========           ==========           ==========        ==========
    Fully diluted                                        14,165,987           12,608,353           13,743,649        12,505,948(1)
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

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                            March 31,
                                                                                               --------------------------------
                                                                                                    1996                1995
                                                                                               -----------           ----------
Cash flows from operating activities:
  Net income                                                                                   $   686,800          $ 2,059,300
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                                 1,200,800            1,116,000
   Gain of sales of equipment                                                                       (1,000)                --
   Deferred income tax provision                                                                   466,500               61,300
   Provision/(recovery) for doubtful accounts                                                       76,200              (34,000)
   Changes in assets and liabilities:
     Decrease/(increase) in accounts receivable                                                    558,700             (271,800)
     Decrease/(increase) in inventories                                                            886,600           (1,952,100)
     (Increase)/decrease in prepaid expenses and other current assets                             (145,300)              89,200
     (Increase)/decrease in other assets                                                              (600)               4,100
     (Decrease)/increase in accounts payable                                                      (588,400)              31,800
     (Decrease)/increase in accrued liabilities                                                   (385,500)              35,900
     Decrease in income taxes payable                                                              (23,400)              (2,200)
     Decrease in deferred pension liabilities                                                         --                 (1,000)
                                                                                               -----------          -----------

Net cash provided by operating activities                                                        2,731,400            1,136,500
                                                                                               -----------          -----------

Cash flows from investing activities:
   Repayments on notes receivable, net                                                               6,300               95,700
   Capital expenditures                                                                           (746,500)          (2,750,300)
   Proceeds from sale of equipment                                                                   1,200                 --
                                                                                               -----------          -----------

Net cash used in investing activities                                                             (739,000)          (2,654,600)
                                                                                               -----------          -----------

Cash flows from financing activities:
   Net (repayments)/borrowings under line of credit                                                (60,300)             618,900
   Proceeds from issuance of long-term debt                                                           --              2,080,000
   Repayment of long-term debt                                                                    (986,800)            (812,900)
   Payment common stock dividends                                                                 (546,700)                --
   Redemption of preferred stock                                                                  (250,200)            (125,000)
   Payment of preferred stock dividends                                                            (85,400)            (234,500)
   Proceeds from exercise of stock options                                                            --                 15,000
   Purchase of treasury stock                                                                     (156,900)                --
                                                                                               -----------          -----------

Net cash (used in)/provided by financing activities                                             (2,086,300)           1,541,500
                                                                                               -----------          -----------

Net (decrease)/increase in cash                                                                    (93,900)              23,400

Cash at beginning of period                                                                         96,700                2,600
                                                                                               -----------          -----------

Cash at end of period                                                                          $     2,800          $    26,000
                                                                                               ===========          ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                  $   553,700          $   471,300
                                                                                               ===========          ===========
     Income taxes                                                                              $   213,100          $   188,800
                                                                                               ===========          ===========

Supplemental schedule of non-cash financing activities:
   Conversion of preferred stock to common stock                                               $ 2,749,800          $   500,000
                                                                                                ==========          ===========
   Preferred dividends declared but not paid                                                   $      --            $    24,400
                                                                                               ===========          ===========
   Common dividends declared but not paid                                                      $    19,500          $      --
                                                                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INTERIM REPORTING:

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. The interim financial information should be read in conjunction with the Rotonics Manufacturing Inc.("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1995

During the second quarter of fiscal 1996 the Company initiated the closure and relocation of its Deerfield, Wisconsin facility into its Bensenville, Illinois facility. During the transition the Company has incurred to date approximately $160,000 in costs associated with inefficiencies and continued overhead costs inherent to the consolidation process. Management anticipates additional costs, although minimal, in connection with the closure of the Wisconsin facility as it completes the consolidation process during the remainder of fiscal 1996. Once the process is complete, the Illinois division will be one of the Company's flagship operations. As part of the closure, the Company plans to sell the Wisconsin real property which should net a gain once sold.


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                    March 31,                        June 30,
                                                                      1996                             1995
                                                                   -----------                      -----------
            Raw materials                                          $2,274,300                       $3,059,000
            Finished goods                                          2,191,200                        2,293,100
                                                                   ----------                       ----------

                                                                   $4,465,500                       $5,352,100
                                                                   ==========                       ==========



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                    March 31,                        June 30,
                                                                      1996                             1995
                                                                  ------------                     ------------
            Land                                                  $   574,200                       $   574,200
            Buildings and building improvements                     2,681,100                         2,486,800
            Machinery, equipment, furniture and fixtures           11,007,000                        10,635,100
            Construction in progress                                  293,200                           120,200
                                                                  -----------                       -----------

                                                                   14,555,500                        13,816,300

            Less - Accumulated depreciation                        (6,165,300)                       (5,210,400)
                                                                   ----------                       -----------

                                                                   $8,390,200                       $ 8,605,900
                                                                   ==========                       ===========

NOTE 4 - INTANGIBLE ASSETS:


Intangible assets consist of:

                                                                   March 31,                      June 30,
                                                                    1996                            1995
                                                                 -----------                     ----------
            Patents, net of accumulated amortization
              of $78,200 and $73,700                             $   52,200                      $   59,600
            Goodwill, net of accumulated amortization
              of $1,693,600 and $1,467,900                        5,406,600                       5,633,100
                                                                 ----------                      ----------

                                                                 $5,458,800                      $5,692,700
                                                                 ==========                      ==========


NOTE 5 - BANK LINE OF CREDIT:


The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1997 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at March 31, 1996 was 8.25% per
annum.   The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 1996 the Company had $3,000,000 borrowed under the LIBOR option bearing interest at 7.94% per annum and maturing on April 29, 1996. Proceeds from the loan were used for working capital purposes. At March 31, 1996 the Company had approximately $2,000,000 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:


Long-term debt consists of the following:

                                                              March 31,                       June 30,
                                                               1996                             1995
                                                          -------------                     ------------
                  Unsecured note payable     (A)           $      --                        $    93,800
                  Note payable-Bank          (B)              3,333,300                       3,933,300
                  Note payable-Bank          (C)                203,000                         217,400
                  Notes payable-Bank         (D)              1,230,300                       1,280,100
                  Other                                          23,500                         134,800
                                                           ------------                     -----------

                                                              4,790,100                       5,659,400
                  Less current portion                       (1,082,500)                     (1,034,500)
                                                           ------------                     -----------

                                                           $ 3,707,600                      $ 4,624,900
                                                           ===========                      ===========

    (A)      This note was issued in connection with the settlement of the
             Garney Companies, Inc.("Garney")    lawsuit on December 11, 1992.
             The settlement requires payments to Garney amounting to $400,000, of which $150,000 was paid in December 1992. The remaining $250,000 is due in quarterly principal installments of $15,600 plus interest at 6% per annum beginning April 1, 1993. In August 1995 the note was repaid in full net of a $8,000 discount for early extinguishment.

    (B) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% at March 31, 1996). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At March 31, 1996 the Company had $3,250,000 of the outstanding principal balance under the LIBOR option at 8.25% per annum and maturing on April 10, 1996. The note is secured by the Company's' machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

    (C) This note was issued to the First State Bank of Gainesville in the original amount of $250,000. The loan is due in monthly installments of $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months, at which time the entire balance of unpaid principal plus accrued interest is due and payable. The note is secured by a Deed of Trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility.

    (D) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.25% per annum at March 31, 1996) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.


NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                                    March 31,         June 30,
                                                                                      1996              1995
                                                                                   ---------        -----------
 Salaries, wages, commissions and related payables                                 $620,700          $  980,400
  Other                                                                             181,400             230,600
                                                                                   --------          ----------

                                                                                   $802,100          $1,211,000
                                                                                   ========          ==========


NOTE 8 - PREFERRED STOCK AND COMMON STOCK:

In September 1995, the Company redeemed 250,232 shares of its preferred stock at the stated redeemed value of $1. Subsequent to the redemptions, in accordance with unanimous approval of the Board of Directors, the Company converted the remaining 2,749,768 shares of the outstanding series A preferred stock to 1,374,884 shares of the Company's common stock. The shares were converted on the basis of one share of common stock issued for every two shares of preferred stock outstanding. The fair market value of the Company's common stock on the date of conversion was $24,375.

On December 8, 1995 the Board of Directors' declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 29, 1996 to stockholders of record on January 10, 1996.

NOTE 9 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

                                                     For the three months ended        For the nine months ended
                                                               March 31,                        March 31,
                                                      -------------------------         -----------------------
                                                       1996            1995              1996          1995
                                                    ----------      ----------         ---------    -----------
           Current:
             Federal                                  $  14,500        $ 21,900         $  33,200     $ 46,400
             State                                       21,000          54,400            76,500      116,700
                                                      ---------        --------         ---------     --------

                                                         35,500          76,300           109,700      163,100
                                                      ---------        --------          --------     --------
           Deferred:
             Federal                                    167,000             -             431,100          -
             State                                       15,000          14,200            35,400       61,300
                                                      ---------        --------         ---------    ---------

                                                        182,000          14,200           466,500       61,300
                                                      ---------        --------         ---------    ---------

                                                       $217,500         $90,500          $576,200     $224,400
                                                       ========         =======          ========     ========


At March 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $15,600,00 and $2,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2011. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1996 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's on a go-forward basis. As such, through March 31, 1996 management has reduced the initial valuation allowance by $2,459,400. For the nine months ended March 31, 1996 and 1995, the Company recorded adjustments to the valuation allowance amounting to $387,700 and $770,000, respectively. The current nine month period valuation allowance adjustment includes a $325,400 reduction in connection with adjustments made to the Company's net operating loss carryforwards. The Company realized additional taxable income in prior years based on a certain income tax expense item which was recently deemed non-deductible. As such, the Company has reduced its NOL carryforwards accordingly to reflect the additional utilization. At March 31, 1996 the combined federal and state valuation allowance was $202,600. Now that the majority of the federal valuation allowance has been depleted the Company will continue to realize a higher effective income tax rate in relation to its taxable income. The adjustments to the valuation allowance have been reflected as a component of the respective period's income tax provision.

NOTE 10 - INCOME TAXES:

Primary and fully diluted earnings per share have computed in accordance with APB No. 15 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options. Net income was reduced by the appropriate amount of preferred stock dividends to determine earnings applicable to common stock.


NOTE 11 - SUBSEQUENT EVENT/CONTINGENCIES:

On or about April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleges claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar. On April 3, 1996 the Company had announced that it had terminated the Agreement of Principal pursuant to its terms. The complaint request damages of $7,011,484. The Company believes the allegations in the complaint are without merit and intends to vigorously defend its position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1996 and 1995

Net sales for the three months ended March 31, 1995 decreased $257,700 to $8,178,900 compared to $8,436,600 for the same period last year. The Company has continued to experience a sluggish marketplace during the quarter ended March 31, 1996. Sales volumes have been slow to return to normal levels since last years marketplace reaction to the unprecedented increases in plastic resin prices. The Company has experienced reductions in its proprietary product lines, especially notable in refuse containers. The Company reported a decrease in refuse container sales of $762,000 during the quarter ended March 31, 1996 when compared to the same period last year. Although substantial, this trend is typical of the refuse industry. Sales of refuse containers are very competitive and large contracts, such as reported during the prior quarter, are not awarded evenly throughout the year. The Company has also realized reduced sales volumes during the closure of its Wisconsin facility and transition of its operations to its new Illinois facility. During this quarter the transition has been substantially completed and operations are primed to handle increased sales volumes which currently boast a backlog in excess of a million dollars. The Company has minimized the effects of a lackluster marketplace with increases in its marine and custom product lines. The later is primarily attributed to the acquisition of its Arleta, California division during the fourth quarter of fiscal 1995. Management anticipates sales volumes of these items to increase throughout the remainder of this fiscal year.
Again, the Company boasts a strong backlog and anticipates additional refuse container orders. which should boost sales through the next quarter.

Cost of goods sold remained relatively consistent at 74.9% for the three months ended March 31, 1996 compared to 74.6% for the same period last year. Although gross margins are still slightly lower than desired levels of operation, management is pleased that costs have begun to stabilize. Prior period cost of goods sold was up slightly due to the increased refuse container sales volumes while the current period increase is due to overall lower sales volumes and the temporary reduction in efficiencies and continued overhead expenses inherent during the Wisconsin plant consolidation. Management continues to take a proactive stance to improve margins during the remainder of fiscal 1996. Management anticipates higher sales volumes during the fourth
quarter which  should  have a positive effect on our  performance.   However, a
second and equally important factor is how long current resin prices will hold. In April 1996 the Company will incur approximately a 9% increase in plastic resin costs. Based on recent resin supplier information substantial additional increases have been proposed which if initiated are expected to begin during May 1996. The level of increases may again impact our future performance level.

Selling, general and administrative expenses were $1,562,400 or 19.1% of the net sales for the three months ended March 31, 1996 compared with $1,409,700 or 16.7% for the same period last year. The increase is partly attributed to $100,000 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter of fiscal 1995. The remaining increase is attributed to increased marketing expenses in connection with the restructure of sales work forces and increased administrative expenses associated with expanded operations at our Illinois facility as well as excess selling and administrative expenses during the consolidation of our Wisconsin facility.

Total interest expense decreased $38,500 to $173,200 for the three months ended March 31, 1996 compared to $211,700 for the same period last year. The decrease is attributed to approximately a $900,000 reduction in the Company's debt structure when compared to the same period last year. In addition, the Company is now realizing the benefits from reductions in the banks prime rate,
 .75% in the last nine months, coupled with renegotiated interest rates on our bank facility. As such, overall interest rates charged against the Company's loan facility have dropped 1.75% - 2% when compared to the same period last year.

Income tax increased $127,000 to $217,500, or $.015 per common share compared to $90,500 for the same period last year. The increase is due to additional deferred income tax expense reported in the current period. Prior to fiscal 1996 the Company's deferred tax provision had been effectively minimized by the reversal of the Company's deferred tax asset valuation allowance reserve in accordance with FAS 109 calculations.

Net income was $129,500 or $.01 per common share for the three months ended March 31, 1996 compared to $434,500 or $.03 per common share for the same period last year. The decrease is attributed to lower sales volumes, higher manufacturing costs associated with manufacturing inefficiencies and administrative costs associated with the Wisconsin facility consolidation and additional selling, general and administrative expenses associated with the Arleta, California division. In addition, the Company's income tax provision increased $127,000 when compared to the same period last year. This trend will continue now that the Company has utilized the majority of its valuation allowance against prior deferred income tax expenses. Management foresees improved financial performance during the fourth quarter of fiscal 1996. The current business climate continues to be quite challenging. Forecasted sales volumes continue to look promising and management feels confident it will be able to increase volumes as well as minimize cost increases associated with a resin price fluctuations anticipated during the next quarter.


Results of Operations - Nine Months Ended March 31, 1996 and 1995

Net sales for the nine months ended March 31, 1996 increased $539,000 to $26,064,900 compared to $25,525,900 for the same period last year. The increase is attributed to sales volumes contributed by the Company's Arleta, California division of approximately $2.1 million net of a 6% sales volume reduction in the Company's proprietary product lines. The Company continues to experience a sluggish marketplace resulting from last years inflationary events caused by the unprecedented increases in plastic resin prices. The Company has also realized a reduction in sales volumes during the closure of its Wisconsin facility and transition of its operations into the Company's new Illinois facility. Now that the transition is substantially completed, the Illinois facility is primed to handle increased sales volumes.

Cost of goods sold increased 2.9% to 75.4% of net sales for the nine months ended March 31, 1996 compared to 72.5% for the same period last year. The Company continues to see slight improvements in its operating results since the beginning of the fiscal year, but the Company has not yet returned to desired levels of performance. As previously mentioned the Company experienced significant plastic resin cost increases during fiscal 1995. During fiscal 1995 the Company effectively absorbed these costs through raw material purchasing strategies and sales price increases. Although the Company did institute several general price increases to compensate for the increases in resin costs, due to market resistance the Company could not increase its pricing enough to stay in step on an equal basis. Thus, during the current period the Company has realized diminished gross margins due to higher resin costs and sluggish sales volumes. Management anticipates continued improvement in its gross margins now that it has depleted resin purchased at higher prices and continues to take advantage of recent reductions in resin costs. However, these savings will again be minimized if additional increases in resin prices expected during May 1996 hold or escalate beyond the proposed amount. The Company is also experiencing a temporary increase in its cost of goods sold due to the reduction in efficiencies and continued overhead expenses inherent during the Wisconsin plant consolidation. Management anticipates future expenses associated with the Wisconsin operation to be minimal now that their manufacturing operations have been completely discontinued and the equipment has been relocated to other operating divisions. Again, management has taken a proactive stance to improve margins which should in turn improve performance during the remaining portion of fiscal 1996.

Selling, general, and administrative expenses were $4,740,000, or 18.2% of net sales for nine months ended March 31, 1996 compared with $4,216,600, or 16.5% for the same period last year. The increase is substantially attributed to approximately $350,000 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter of fiscal 1995. The remaining increase is attributed to increased marketing expenses in connection with the restructure of sales work force and increased administrative expenses associated with the recently expanded operations at our Illinois facility as well as approximately $45,000 in excess selling and administrative expenses during the consolidation of our Wisconsin facility.

Total interest expense remained fairly consistent amounting to $543,200 for the nine months ended March 31, 1996 compared to $549,000 for the same period last year. In spite of repaying approximately $700,000 in debt assumed in connection with the Arleta, California facility as well as current year fixed asset additions, employee bonus payments and common stock dividend payments totaling approximately $1.7 million the Company has reduced its overhead debt structure by $900,000 when compared to the same period last year. The reduction in the Company's debt structure in conjunction with last years renegotiated interest rates and reductions in the bank's prime lending interest rate (amounting to 1.75% - 2.0% in fiscal 1996) have begun to spur lower interest costs. If the Company's bank borrowings remain consistent during the balance of fiscal 1996, the Company will continue to report lower interest costs.

Income taxes increased $351,800 to $576,200 or $.04 per common share for the nine months ended March 31, 1996 compared to $224,400 for the same period last year. The increase is due to the additional deferred income tax reported in the current period. Prior to fiscal 1996 the Company's deferred income tax provision had been effectively minimized by the reversal of the Company's deferred tax asset valuation allowance reserve in accordance with FAS 109 calculations.

Net income was $686,800 or $.05 per common share for the nine months ended March 31, 1996 compared to $2,059,300 or $.15 per common share for the same period last year. The decrease is attributed to overall lower sales volumes attributed to a sluggish marketplace, increased plastic resin costs during the first six months of fiscal 1996, higher manufacturing inefficiencies and administrative costs relating to the Wisconsin facility consolidation, and the additional selling, general and administrative expenses associated with the Arleta, California division. In addition the Company's income tax provision increased $351,800, net of a $79,300 adjustment to record the benefit from Custom Rotational Molding Inc.'s net operating loss carryforwards. This trend will continue now that the Company has utilized the majority of its valuation allowance against prior deferred income tax expenses. Again, management continues its efforts to improve sales volumes and control manufacturing and overhead costs which should improve our financial performance during the balance of 1996.


Financial Condition

Working capital decreased slightly by $51,800 to $7,085,400 at March 31, 1996 compared to $7,137,200 at June 30, 1995. The decrease is attributed to a $466,500 net decrease in deferred tax assets for the additional utilization of the Company's net operating loss carryforwards net of normal fluctuations in accounts receivable, accounts payable, accrued liabilities and inventories consistent with current operations. Cash flows from operations increased $1,594,900 when compared with the same period last year and continue to verify the Company's ability to sustain profitable operations at current sales volumes.

The Company expended a total of $746,500 for property, plant and equipment during the nine months ended March 31, 1996 compared to $2,750,300 for the same period last year. The decrease is attributed to the purchase of the Bensenville, Illinois property ($1,700,000) and various building improvements and machinery and equipment projects at the Bensenville, Illinois property which were completed during the nine months year period ended March 31, 1995. The Company anticipates spending an additional $250,000 during the remaining of fiscal 1996 on its Illinois expansion and various machinery, equipment and plant expansion projects at its Gardena, California, Boise, Idaho, and Gainesville, Texas facilities.

Borrowings under the line of credit decreased slightly by $60,300 to $3,000,000 between June 30, 1995 and March 31, 1996. At March 31, 1996 the
Company had approximately $2,000,000 available for future borrowings under its revolving line of credit.

In September 1995 the Company redeemed 250,232 shares of its 9% preferred stock at the stated redemption value of $1 per share. On September 25, 1995, pursuant to unanimous Board of Directors approval, the Company proceeded to convert remaining outstanding preferred shares to the Company common stock.
The conversion was based on the issuance of one share of the Company's common stock for every two shares of preferred stock outstanding. The conversion resulted in the issuance of 1,374,884 shares of common stock. The complete conversion of the remaining outstanding preferred stock will save the Company approximately $250,000 in annual cash flow due to the elimination of future preferred dividend payments, eliminate the need to incur additional debt and interest costs to redeem the preferred stock. The Company does not plan to issue any preferred shares in the future.

On December 8, 1995 the Board of Directors declared at its Annual Meeting of Stockholders its first dividend on the Company's common stock since the July 1991 merger. A dividend of $.04 per common share was paid on January 29, 1996 to stockholders of record on January 10, 1996. With the recent redemption of all preferred stock, eliminating the obligation to pay future preferred stock dividends, and with the full support of the Company's bankers, the Board of Directors felt it was an appropriate time to recognize and reward its loyal stockholders with the declaration and payment of this dividend.

On or about April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleges claims for breach of contract and promissory estoppel relating to an Agreement in Principal entered into in connection with a proposed acquisition of the Company by Bonar. On April 3, 1996 the Company had announced that it had terminated the Agreement in Principal pursuant to its terms. The complaint request damages of $7,011,484. The Company believes the allegations in the complaint are without merit and intends to vigorously defend its position.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

                          ROTONICS MANUFACTURING INC.

                           PART II. OTHER INFORMATION

                                 MARCH 31, 1996


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


                                       Rotonics Manufacturing Inc.
                                       Registrant




Date: May 1, 1996
                                       -------------------------------------
                                       Sherman McKinniss
                                       President and Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT  DESCRIPTION                                                                         PAGE
- -------  -----------                                                                         ----
  11     Statement Regarding Computation of Per Share Earnings                                 18