Form 10-K
period 1996-06-30
ROTONICS MANUFACTURING INC/DE
filed 1996-09-18
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996

Commission file number 1-9429

                          ROTONICS MANUFACTURING INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          36-2467474
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  17022 South Figueroa Street
     Gardena, California                                        90248
(Address of principal offices)                                (Zip Code)


Registrant's telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock ($.01 stated value)               American Stock Exchange
          Titles of each class                      Name of each Exchange
                                                     on which registered


Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days. Yes    X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 11, 1996, was $11,282,700 (1).

The number of shares of common stock outstanding at September 11, 1996 was 14,166,018.

(1) Excludes 6,317,157 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 11, 1996. Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                      Form 10-K
- --------                                                                                      ---------
                                                                                                 Part
                                                                                                 ----
Definitive Proxy Statement to be used in connection with
the Annual Meeting of Stockholders to be held on December 10, 1996                               III

                               TABLE OF CONTENTS

PART I                                                                                        Page
- ------                                                                                        ----
Item 1   Business                                                                                 4
Item 2   Properties                                                                               6
Item 3   Legal Proceedings                                                                        6
Item 4   Submission of Matters to a Vote of Security Holders                                      7


PART II
- -------

Item 5   Market for Registrant's Common Stock and Related
                 Stockholder Matters                                                              8
Item 6   Selected Financial Data                                                                  9
Item 7   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             11
Item 8   Financial Statements and Supplementary Data                                             14
Item 9   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                             14


PART III
- --------

Item 10  Directors and Executive Officers of the Registrant                                      15
Item 11  Executive Compensation                                                                  15
Item 12  Security Ownership of Certain Beneficial Owners
                 and Management                                                                  15
Item 13  Certain Relationships and Related Transactions                                          15


PART IV
- -------

Item 14  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                                     16

SIGNATURES                                                                                       17

                                     PART I

Item 1.   Business

Introduction

Rotonics Manufacturing Inc. (the "Company") was founded as an Illinois Corporation, and was reincorporated in Delaware in December 1986. Effective July 1, 1991, the Company merged with Rotonics Molding, Inc.-Chicago ("Rotonics"), with the Company being the surviving entity. In accordance with the 1991 merger agreement, the Company issued 2,666,666 (after giving effect to a 1-for-3 reverse stock split) shares of its common stock and 4,999,997 shares of a newly issued non-voting preferred stock in exchange for all the outstanding voting stock of Rotonics. The preferred stock, which has subsequently been redeemed, was entitled to cumulative dividends of $.09 per share per annum and had a liquidation value of $1.00 per share, plus accrued unpaid dividends in preference to any payment on the common stock.

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. These operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-W, RMI-D and RMI-F, respectively. Rotonics was a privately held California Corporation which was 52% owned by Mr. Sherman McKinniss. Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991.

In September 1991 the Company's wholly owned subsidiary, Rotational Molding, Inc. ("RMI"), was merged into the Company and now operates as two divisions using the trade names RMI-G and RMI-I with manufacturing operations in Gardena, California and Caldwell, Idaho, respectively.

Effective January 1, 1992 the Company acquired Plastech Holdings, Inc. ("Plastech"), and its wholly owned subsidiary, Plastech International, Inc., for $1,777,070 in cash. Plastech was headquartered in Warminster, Pennsylvania with an additional operation in Gainesville, Texas. In July 1992, Plastech was merged with the Company and now operates as two divisions of the Company using the trade names RMI-P/Plastech and RMI- T/Plastech.

Effective April 1, 1995 the Company purchased certain assets and assumed certain liabilities of Custom Rotational Molding, Inc. ("CRM") for 300,000 shares of the Company's common stock. The Company assumed CRM's operations in Arleta, California and currently operates this business as a division of the Company at this location using the trade name RMI-A.

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility. In December 1995 the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. Because of the close proximity of these two locations the Company will realize improved efficiencies and productivity from the combination of resources into a single operation. As part of the Wisconsin plant closure, the Company plans to sell the Wisconsin real property. A portion of the Wisconsin facility is currently being leased on a short term basis at $2,100 per month.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility.

Description of Business

The Company currently has eight manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America. These operating divisions manufacture a variety of plastic containers for commercial, agricultural, pharmaceutical, point of purchase display, medical waste, refuse, marine, health care and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the roto-molding process and, on a smaller scale, the dip molding process. Roto-molding is a process for molding plastic resin by rotating a mold in a heated environment while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold. The roto-molding process has been used for many years and continues to be recognized as a growth industry in recent years as a result of numerous ongoing business consolidations and the development of new resins. These new resins allow roto-molded items to compete with more traditional materials such as carbon and stainless steel, especially in the fabrication of large, lightweight, one-piece molded items such as storage tanks. Roto-molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process. The Company's products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, point-of-purchase displays, agricultural / livestock products and containers and other molded items.

The Company purchases resin from seven major suppliers in the U.S. and Canada. There are seven additional suppliers of minor significance. As the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not been generally subject to volatile fluctuations which are often experienced by the petroleum industry. The Company also incorporates the use of post-consumer plastic products blended with virgin materials in the manufacturing of products that call for its use.

The Company holds several patents on storage containers used for pharmaceutical and commercial applications. The patents expire through the year 2010. Although the Company has been able to capture its share of this niche market and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company's products is governed by geography and region since large capacity tanks are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs. There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States. However, each of these businesses still competes in a geographic region as determined by customer demand within that region, a constraint inherent to the industry. Due to its nationwide presence, the Company has substantially alleviated such constraint as the Company's operations are located within approximately 500 miles of all potential customers in the continental United States. The Company's sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix. Peak season is usually experienced in the period from April through June. Historically the quarter from January through March is the slowest production period of the year. The Company's backlog was $4,936,400 and $3,990,900 as of June 30, 1996 and 1995, respectively. All of the backlog orders of June 30, 1996 are expected to be filled during fiscal 1997.

The products are marketed through the Company's in-house sales and engineering staff, various distributors and outside commission-based sales representatives. The Company continues to build a strong, broad customer base which covers a multitude of industries. As such, since fiscal 1991, no sales to any one single customer represented a material part of the Company's business.

Research and development expenditures for the Company were insignificant for the last three fiscal years.

Regulation

The Company believes that it is in compliance with all applicable federal, state and local laws relating to the protection of the environment and does not anticipate that any such laws will have any material effect on its financial position, capital expenditures, or competitive position.

Employees

As of June 30, 1996, the Company employed a total of 458 individuals. The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan and an annual bonus plan.

Item 2. Properties

The Company's corporate office occupies a separate building comprising approximately 2,500 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

                                                    Total
                                   Building        Facility            Annual
 Property                           Square         Square               Base           Expiration
 Location                           Footage        Footage              Rent             Date   (2)
 --------                           -------        -------              ----           ------------
 Gardena, California                  42,800         183,300          $    259,300     October 2001

 Arleta, California                   29,000          59,000          $    183,200     October 1997

 Caldwell, Idaho                      24,000          71,200          $     73,900     September 2000

 Denver, Colorado (1) (3)             20,200          46,300          $     91,900     May 1997

 Itasca, Illinois (4)                 25,200          57,000          $    120,000     February 1997

 Warminster, Pennsylvania (1)         39,100         217,800          $    111,400     May 1997

 Bartow, Florida                      35,100         150,600          $    103,800     September 1999

 Gainesville, Texas (5)                 --           108,900          $      1,000     April 2001



(1) The Company has an option to purchase these facilities.
(2) Does not give effect to any renewal options.
(3) Includes $5,500 in base rent for an offsite warehouse; lease expires May
    1997.
(4) The property is currently being subleased at an annual base rent of $146,400 through February 1997.
(5) Represents a 2.5 acre ground lease adjacent to Texas facility.

The Company owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and is currently leased to an unrelated lessee for $2,100 per month. The Company also owns 2.1 unencumbered acres (including 24,000 square feet of warehouse, production and office space) in Gainesville, Texas. This facility is currently under construction to add an additional 13,800 square feet of warehouse and production space. In September, 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) encumbered by a $1.2 million mortgage in Bensenville, Illinois for the the Company's Illinois manufacturing operations. In December 1995 the Wisconsin facility was closed and its operations were combined into the Illinois facility. The company currently leases 11,375 square feet of the Illinois facility to an unrelated lessee for an annual base rent of $62,400.


Item 3. Legal Proceedings

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management, will not have a significant adverse effect on the financial position or the results of operations of the Company.

On April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleges claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996 the Company announced that it had terminated the Agreement in Principal pursuant to its terms. The complaint requests damages of $7,011,484. The Company believes the allegations in the complaint are without merit and intends to vigorously defend its position. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastics, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.).


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock ($.01 stated value) is traded on the American Stock Exchange ("AMEX") under the symbol "RMI". The number of stockholders of record of the Company's Common Stock was approximately 6,900 at September 11, 1996.



                          Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company's Common Stock in Fiscal 1996 and 1995, as reported on the composite transactions reporting system for AMEX listed stocks.



                                                                      High                      Low
                                                                    --------                  -------
Fiscal 1995
            First Quarter Ended September 30, 1994                   $  1-13/16              $      3/4
            Second Quarter Ended December 31, 1994                        1-3/4                  1-5/16
            Third Quarter Ended March 31, 1995                            2-1/8                   1-1/8
            Fourth Quarter Ended June 30, 1995                          1-13/16                   1-1/4

Fiscal 1996
            First Quarter Ended September 30, 1995                   $        3              $  1-15/16
            Second Quarter Ended December 31, 1995                       2-7/16                   1-3/8
            Third Quarter Ended March 31, 1996                          2-13/16                   1-1/2
            Fourth Quarter Ended June 30, 1996                            2-1/4                  1-5/16



In fiscal 1996 the Company paid a regular cash dividend of $.04 per share on its Common Stock. Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company's future financial ability to declare and pay such dividends. Additionally, certain lending agreements restrict the Company from declaring or paying dividends on its Common Stock. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.") According to the lending agreement with its bank, the Company may not declare or pay any dividend or distribution on any stock or redeem, retire, repurchase or otherwise acquire any of such shares unless the Company can obtain prior bank authorization and appropriate waivers.

Item 6.  Selected Financial Data

                                                                         Year ended June 30,
                                           ---------------------------------------------------------------------------------
                                               1996          1995(B)           1994            1993                1992(C)
                                           ---------------------------------------------------------------------------------
Income Statement Data
- ---------------------
Net sales                                  $35,703,600     $35,887,600      $31,346,300       $27,983,800        $22,919,600

Cost of goods sold                          26,443,700      26,298,900       23,312,300        20,817,400         16,884,400

Gross margin                                 9,259,900       9,588,700        8,034,000         7,166,400          6,035,200


Selling, general and
   administrative expenses                   6,313,100       5,767,900        5,636,800         5,905,700          4,783,400

Interest expense                               696,500         766,500          592,500           577,700            538,500

Income from continuing operations
   before change in accounting principle
   for income taxes (D)                      1,472,700       3,287,600        1,873,000           203,000          1,273,700

Loss on disposal of
   discontinued operations                        -               -                -             (167,800)           (54,300)

Cumulative effect of change in account-
 ing principle for income taxes (E)               -               -           4,013,000              -                  -


Net income                                 $ 1,472,700     $ 3,287,600      $ 5,886,000       $    35,200        $ 1,219,400

Income/(loss) from
   continuing operations
   per common share                               $.10            $.24             $.13             $(.03)              $.09

Average common shares
   outstanding (A)                          13,858,300      12,607,900       11,959,600         9,942,700          9,493,700

Other Financial Data
- --------------------

Income from continuing
   operations as a percent of sales               4.1%            9.2%             6.0%              0.7%               5.6%




(A) Computed on the basis of the weighted average number of common shares outstanding during each year, including dilutive common stock equivalents and adjusted to reflect a 1-for-3 reverse stock split effective December 17, 1992.

(B) Includes the results of operations of CRM since the effective date of acquisition.

(C) Includes the results of operations of Rotonics and Plastech since the effective dates of acquisition.

(D) Fiscal year 1993 includes $469,000 in costs relating to a lawsuit settlement. Fiscal year 1992 includes $500,000 in life insurance proceeds from a policy covering a former officer of the Company.

(E) Represents the recognition of a net deferred tax asset in conjunction with the adoption of FAS 109, "Accounting for Income Taxes" (see Note 13 of Notes to Financial Statements).

                                                                              At June 30,
                                ----------------------------------------------------------------------------------------------
                                     1996                 1995(B)               1994                1993              1992(C)
                                ----------------------------------------------------------------------------------------------
Balance Sheet Data
- ------------------

Current assets                   $13,023,000          $11,903,200           $ 9,244,500         $  6,811,000        $ 6,852,000

Current liabilities                4,864,500            4,766,000             7,256,300            7,734,300          7,738,000

Working capital surplus/(deficit)  8,158,500            7,137,200             1,988,200             (923,300)          (886,000)

Total assets                      29,055,700           30,359,400            24,939,000           19,418,100         18,935,500

Long-term debt                     5,864,100            7,707,700             2,834,400            1,982,500          1,816,800

Total liabilities                 10,732,600           12,477,700            10,095,700            9,790,500          9,640,800

Preferred stock                       --                3,000,000             3,875,000            4,250,000          5,000,000

Current ratio                       2.7 to 1             2.5 to 1              1.3 to 1              .9 to 1            .9 to 1

Net book value per
  common share (A)               $      1.29          $      1.15          $        .92          $       .46        $       .46





(A) Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year, adjusted to reflect a 1-for-3 reverse stock split effective December 17, 1992.

(B)      Includes the effect of the acquisition of CRM.

(C)      Includes the effect of the acquisitions of Rotonics and Plastech.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading "Item 3 - Legal Proceedings", under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Footnote 1 to Financial Statements.


Operations

Net sales were relatively consistent with prior year results reporting net sales of $35,703,600 for fiscal 1996 compared to $35,887,600 for fiscal 1995. Fiscal 1996 was a challenging year for the Company as well as the Rotomolding Industry in general due to tremendous fluctuations in raw material which in turn caused confusion and anxiety in the marketplace. Management was pleased that in spite of these adverse conditions it was still able to maintain its overall market share. Fiscal 1996 also continued to be a year of transition for the Company. In the second quarter of fiscal 1996, the Company closed its Wisconsin facility and combined the operations into its Illinois facility. During this transition the Company did realize an overall reduction in sales volumes. However, since completion of the relocation process during the fourth quarter of fiscal 1996, the restructured Illinois facility is primed to handle increased sales volumes. Management anticipates realizing increased volumes in this region as it capitalizes on Illinois facilities resources, increased capacity and growth potential. Again, due to a lackluster marketplace in fiscal 1996, several of the Company's proprietary product lines fell below fiscal 1995 sales volume levels but, the Company also reported notable increases in marine, custom, customer tooling and medical waste sales which aided to minimize any shortfalls realized. The Company continues to see future growth potential in these aforementioned product lines as well as continued focus to increase market share for its material handling and agricultural product lines. Sales of refuse containers also continues to be a strong market for the Company and management anticipates this trend will continue during fiscal 1997. In addition, the Company is currently expanding the building and manufacturing capacity at its Texas facility. Once completed the Company plans to expand the manufacturing and distribution of its tank product line into this region.

Net sales increased $4,541,300 or 14.5% in fiscal 1995 compared to fiscal 1994. The Company has experienced considerable growth in its refuse container, marine and custom product lines during fiscal 1995. While a portion of the increase in custom sales is attributed to the acquisition of Custom Rotational Molding, Inc. ("CRM") which was effective on April 1, 1995, continued growth in the Company's proprietary products, especially refuse containers and marine industry products, contributed to a 10% increase in net sales. Sales also increased due to several general price increases instituted to offset the unprecedented increase in plastic resin costs, interest rates and the normal inflation increases reflected in the Company's expenses. During fiscal 1995, the Company also continued its focus on expanding its existing operations.
This included the relocation of its Illinois division to a 3.1-acre site purchased by the Company as well as various machinery and facility expansions to keep pace with current and future manufacturing requirements.

Cost of goods sold was $26,443,700 or 74.1% of net sales in fiscal 1996 compared to $26,298,900 or 73.3% and $23,312,300 or 74.4% of net sales in fiscal 1995 and 1994, respectively. Both fiscal 1996 and 1995 experienced extreme volatility in plastic resin prices which resulted in unprecedented increases in plastic resin prices (approximately 55%). The price increases were enacted by the various resin suppliers in response to foreign market demands as well as the various natural and internal disasters experienced by the resin suppliers. The cost of plastic resin represents a significant portion of the Company's manufacturing costs and as such places an undue hardship on the Company to effectively mitigate these increases. During fiscal 1995, the Company did effectively mitigate the resin price increases by initiating customer price increases, raw material purchasing strategies and maximizing its volume rebate programs. However, because the Company could not initially completely pass these costs on to its customers, during the first 6 months of fiscal 1996 the Company experienced increased costs as it depleted lower priced resin reserves and replaced them with resin purchased at higher current market prices. Again these costs were partially mitigated during the remainder of fiscal 1996 using the above mentioned strategies coupled with temporary reductions in resin prices and improved customer buying trends. As the Company moves forward into fiscal 1997 management will continue to take defensive tactics in response to current rising resin prices. As before, if resin prices do not stabilize and the marketplace reacts adversely to future pricing structures these factors could have an effect on the Company's gross profit margin in fiscal 1997.

Selling, general and administrative expenses were $6,313,100 or 17.7% of net sales in fiscal 1996 compared to $5,767,900 or 16.1% in fiscal 1995. The increase is substantially attributed to approximately $435,000 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter of fiscal 1995. The remaining increase is attributed to increased professional fees of approximately $110,000 associated with the proposed acquisition of the Company by Bonar U.S., Inc. and approximately $50,000 in excess administrative expenses incurred during the Wisconsin facility consolidation. The latter costs have been partially mitigated due to improved operating efficiencies realized subsequent to the consolidation of the two plants.

Selling, general and administrative expenses were $5,767,900 or 16.1% of net sales in fiscal 1995 compared to $5,636,800 or 18% in fiscal year 1994. The increase in the fiscal 1995 amount is primarily related to $154,000 in expenses relating to the Arleta, California operations (formally CRM) since the effective date of acquisition. However, overall costs have remained consistent with prior year reflecting a decrease when compared as a percentage of net sales due to increase volumes during fiscal 1995.

Interest expense decreased $70,000 to $696,500 in fiscal 1996 compared to $766,500 in fiscal 1995. The decrease is attributed to a overall reduction in the Company's debt structure of approximately $1.8 million as of June 30, 1996 coupled with last years renegotiated interest rates and reductions in the bank's prime lending interest rate which lowered interest rates by 1.75% - 2%. If the Company's bank borrowings remain consistent during fiscal 1997 and interest rates remain stable the Company will continue to report lower interest costs.

Interest expense increased $174,000 to $766,500 in fiscal 1995 compared to $592,500 in fiscal 1994. The increase is related both to an increase in the Company's debt structure and a substantial increase in the bank's interest rate (up 25% over fiscal 1994). During fiscal 1995 the primary increase in the Company's debt when compared to fiscal 1994 (approximately $1.9 million) is attributed to the purchase of the Bensenville, Illinois property and the repayment of CRM's bank debt of approximately $700,000 assumed in the acquisition. As mentioned, the Company also experienced an increase in the prime lending rate charged by the bank in response to increases in the discount rate imposed by the Federal Reserve Bank. Due to these factors, the Company renegotiated its entire loan facility with the bank in May 1995. Under the new loan facility the Company realized a 20% savings (approximately a 1.5% reduction in interest rates in absolute terms) in relation to the prior loan facility.

Income before income taxes and cumulative effect of change in accounting principle for income taxes decreased $784,800 to $2,407,200 or $.17 per common share in fiscal 1996 compared to $3,192,000 or $.23 per common share in fiscal 1995. The decrease is due to slightly lower sales volumes during the current fiscal year coupled with the resin cost increase and increases in selling, general and administrative expenses outlined above. Although operating results were below prior years' levels, management feels the current year's results were satisfactory when one considers the challenging events which plagued fiscal 1996. Management realizes fiscal 1997, as well as future periods, will also present their own challenges. Therefore, management's goal will be to continue to strive to increase sales volumes and profitability, in light of industry conditions, with an unwavering commitment.

Income before income taxes and cumulative effect of change in accounting principle for income taxes reflected a notable increase of $1,432,300 to $3,192,000 or $.23 per common share in fiscal 1995 from $1,759,700 or $.12 per common share in fiscal 1994. The increase is due to increases in sales volumes in conjunction with the relatively consistent levels of costs associated with manufacturing, selling and administrative functions in fiscal 1995.

Income tax expense was $934,500 or $.07 per common share for fiscal 1996 compared to income tax benefits of $95,600 and $113,300 for fiscal 1995 and 1994, respectively. The increase is due to the recognition of deferred income taxes during fiscal 1996 which in prior years were minimized by the reversal of the Company's deferred tax asset valuation allowance. During fiscal 1996, the Company exhausted the remaining $590,300 valuation allowance reserve based on management's continuing assessment and belief that the Company will continue to utilize its NOLs in the foreseeable future. Although the Company must now record a tax provision, the Company will not incur a cash flow requirement for the payment of deferred taxes ($743,100 in fiscal 1996) until such time that the Company fully utilizes its available net operating loss carryforwards.

Cumulative Effect of Change in Accounting Principle for Income Taxes

The Company recorded adjustments to the July 1, 1993 balance sheet to reflect the impact of adopting FAS 109, netting to $4,013,000. This amount was reflected in net income for fiscal 1994 as the cumulative effect of change in accounting principle for income taxes. The adjustments primarily represent the impact of recognizing a deferred tax asset for the benefit of tax operating loss carryforwards that could not be recorded under FAS 96. For further discussion relating to the adoption of FAS 109 by the Company, see Note 13 to the financial statements.


Liquidity and Capital Resources

Working capital increased $1,021,300 to $8,158,500 at June 30, 1996 compared to $7,137,200 at June 30, 1995. The increase is primarily attributed to a $1,128,700 increase in current deferred tax assets for the utilization of the Company's net operating loss carryforwards which is expected to occur within one year, net of normal fluctuations in accounts receivables, accounts payable, accrued liabilities and inventories consistent with current operations. Cash provided by operations increased $1,342,700 in fiscal 1996. The increase is primarily attributed to reductions in inventory levels consistent with current operations compared to last years significant increases in inventory levels in efforts to mitigate rising raw material costs. These results continue to substantiate the Company's ability to sustain profitable operations at current sales volumes not to mention the cash flow savings obtained from the utilization of the Company's NOLs.

In May 1996, the Company borrowed $500,000 against its machinery and equipment term loan commitment. The proceeds were used to pay down the Company's revolving line of credit which had been used to temporarily finance approximately $700,000 in machinery and equipment purchases. The note is due in sixty monthly principal installments of $8,300 plus interest at the bank's prime or optional LIBOR interest rates. In addition, the Company received another $500,000 machinery and equipment term loan commitment for financing future capital expenditures.

Borrowings under the Company's secured line of credit decreased $1,076,800 to $1,983,500 between June 30, 1995 and June 30, 1996. Cash flows from operations not only funded payments for term debt, capital expenditures, employee bonuses, and our first common stock dividend payment, but also reduced our line of credit debt down to its current level. At June 30, 1996, the Company has approximately $3,000,000 available for future borrowings under its revolving line of credit.

The Company expended a total of $981,100 for property, plant and equipment during fiscal 1996 compared to $3,023,100 for fiscal 1995. The decrease is attributed to the purchase of the Bensenville, Illinois property ($1,700,000) and various building improvements and machinery and equipment projects at the Bensenville, Illinois property completed in fiscal 1995. The Company currently expects to spend between $1,200,000 and $1,500,000 in capital expenditures in fiscal year 1997. The Company anticipates that the capital expenditures will be financed from cash flows generated from operations and the existing bank machinery & equipment term loan commitment.

In September 1995, the Company redeemed 250,232 shares of its 9% preferred stock at the stated redemption value of $1 per share. On September 25, 1995, pursuant to unanimous Board of Directors approval, the Company proceeded to convert remaining outstanding preferred shares to the Company common stock.
The conversion was based on the issuance of one share of the Company's common stock for every two shares of preferred stock outstanding. The conversion resulted in the issuance of 1,374,884 shares of common stock. The complete conversion of the remaining outstanding preferred stock will save the Company approximately $250,000 in annual cash flow due to the elimination of future preferred dividend payments and eliminate the need to incur additional debt and interest costs to redeem the preferred stock. The Company does not plan to issue any preferred shares in the future.

On December 8, 1995, the Board of Directors declared at its Annual Meeting of Stockholders its first dividend on the Company's common stock since the July 1991 merger. A dividend of $.04 per common share was paid on January 29, 1996 to stockholders of record on January 10, 1996. With the recent redemption of all preferred stock, eliminating the obligation to pay future preferred stock dividends, and with the full support of the Company's bankers, the Board of Directors felt it was an appropriate time to recognize and reward its loyal stockholders with the declaration and payment of this dividend.

On April 16, 1996, the Company was named as defendant in a compliant filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleges claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S. Inc. On April 3, 1996, the Company announced that it had terminated the Agreement in Principal pursuant to its terms. The complaint requests damages of $7,011,484. The Company believes the allegations in the complaint are without merit and intends to vigorously defend its position. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastics, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.)

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.


Item 8.  Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September 1995, the Registrant replaced Price Waterhouse LLP with Arthur Andersen LLP as the Registrant's Independent Certified Public Accountants, as more fully described in the Company's 8-K filing dated September 20, 1995 incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company's Annual Meeting of the Stockholders to be held on December 10, 1996 ("the Proxy Statement")

Executive Officers

As of September 11, 1996, the executive officers of the Company were as follows:

Name                                       Age                      Position
- ----                                       ---                      --------
Sherman McKinniss                          60                       President, Chief Executive Officer,
                                                                    Chairman of the Board

E. Paul Tonkovich                          58                       Secretary, Director

Douglas W. Russell                         35                       Chief Financial Officer,
                                                                    Assistant Secretary/Treasurer


Sherman McKinniss. Mr. McKinniss has served as President, Chief Executive Officer and a Director of the Company since August 1991 and was appointed as Chairman of the Board in December 1994. He was President and a Director of Rotonics from 1987-1991. Previously, he owned and operated RMI, which he sold to the Company in 1986 and was a partial owner of Rotational Molding, Inc.-Florida which was merged into Rotonics in 1988.

E. Paul Tonkovich. Mr. Tonkovich has served as Secretary and a Director of the Company since August 1991. He has been a practicing attorney since January 1966. He was legal counsel to Rotonics and to Mr. McKinniss and is now legal counsel for the Company.

Douglas W. Russell. Mr. Russell has served as Chief Financial Officer and Assistant Secretary/Treasurer of the Company since 1991. Prior to that he was a Senior Auditor for the accounting firm Hallstein & Warner from 1988 until 1991, and was Assistant Controller of RMI from September 1985 to September 1987.



Item 11.   Executive Compensation

The Company incorporates by reference the information set forth under the captions "Compensation of Executives", the "Summary Compensation Table" and related disclosure information, "Certain Transactions", "Compensation of Directors", and "Compensation Pursuant to Plans" in the Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information set forth under the caption "Security Ownership by Certain Beneficial Holders" in the Proxy Statement.


Item 13.   Certain Relationships and Related Transactions

The Company incorporates by reference the information set forth under the headings "Information Concerning the Board of Directors" under the caption "Election of Directors", "Executive Officers", and "Certain Transactions" in the Proxy Statement.

                                                                     PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         (a)     The following documents are filed as part of this report:

                                                                                                      Page
                                                                                                      ----
                 (1)      Financial Statements:

                          Report of Independent Accountants'                                          F-1 - F2
                          Balance Sheet, June 30, 1996 and 1995                                       F-3
                          Statement of Income,
                            Years Ended June 30, 1996, 1995 and 1994                                  F-4
                          Statement of Changes in Stockholders' Equity,
                            Years Ended June 30, 1996, 1995, and 1994                                 F-5
                          Statement of Cash Flows,
                            Years Ended June 30, 1996, 1995, and 1994                                 F-6
                          Notes to Financial Statements                                               F-7

                 (2)      Financial Statement Schedules:

                          VIII    Valuation and Qualifying Accounts,
                                    Years Ended June 30, 1996, 1995, and 1994                         F-17

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (b)     Reports on Form 8-K:

                 No reports were filed on Form 8-K during the last quarter of fiscal year ended June 30, 1996.

         (c)     The following exhibits are filed as part of this report:

Exhibit
Number           Exhibit Title
- ---------        -------------
10.1     Credit Agreement and related Promissory notes between registrant and Wells Fargo Bank dated May 16, 1996

23(a)    Consent of Independent Accountants - Arthur Andersen, LLP

23(b)    Consent of Independent Accountants - Price Waterhouse, LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROTONICS MANUFACTURING INC.


                                       By  /s/    SHERMAN MCKINNISS
                                         ---------------------------------
                                                         Sherman McKinniss
                                        President, Chief Executive Officer

                                                           Date 09/16/1996


                                       By  /s/    DOUGLAS W. RUSSELL
                                         ---------------------------------
                                                        Douglas W. Russell
                                                   Chief Financial Officer
                                             Assistant Secretary/Treasurer

                                                           Date 09/16/1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                Date
- ---------                                          -----                                ----

/s/  L. JOHN POLITE, JR.
- ------------------------                   Director                                  09/16/1996
L. John Polite, Jr.


/s/  E. PAUL TONKOVICH
- ------------------------                   Secretary, Director                       09/16/1996
E. Paul Tonkovich


/s/  DAVID C. POLITE
- ------------------------                   Director                                  09/16/1996
David C. Polite


/s/  LARRY DEDONATO
- ------------------------                   Director                                  09/16/1996
Larry DeDonato


/s/  JAMES E. EVANS
- ------------------------                   Director                                  09/16/1996
James E. Evans

                          ROTONICS MANUFACTURING INC.

                              FINANCIAL STATEMENTS

                                 *  *  *  *  *

                                 JUNE 30, 1996

                              REPORT OF INDEPENDENT ACCOUNTANTS




         To the Board of Directors
         and Stockholders of Rotonics Manufacturing Inc.:

         We have audited the accompanying balance sheet of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 1996, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page F-17 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


         ARTHUR ANDERSEN LLP
         Orange County, California
         August 22, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS




         To the Board of Directors
         and Stockholders of Rotonics Manufacturing Inc.

         In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. at June 30, 1995, and the results of is operations and its cash flows for the years ended June 30, 1995, and 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes effective July 1, 1993.





         Price Waterhouse LLP
         Los Angeles, California
         September 11, 1995

                          ROTONICS MANUFACTURING INC.



                                 BALANCE SHEET



                                                                                                 JUNE 30,
                                                                               ---------------------------------------
                                                                                1996                             1995
                                                                               ------                           ------
                                                           ASSETS
                                                           ------




Current assets:
   Cash                                                                       $    11,600                      $    96,700
   Accounts receivable, net of allowance for doubtful accounts
    of $90,000 and $110,300, respectively (Notes 7 and 8)                       5,790,700                        5,341,500
   Current portion of notes receivable (Note 3)                                    46,900                          110,900
   Inventories (Notes 4 , 7 and 8)                                              4,939,400                        5,352,100
   Deferred income taxes, net (Note 13)                                         2,015,900                          887,200
   Prepaid expenses and other current assets                                      218,500                          114,800
                                                                              -----------                      -----------


     Total current assets                                                      13,023,000                       11,903,200

Notes receivable, less current portion (Note 3)                                   455,000                          396,800
Deferred income taxes, net (Note 13)                                            1,786,300                        3,658,100
Property, plant and equipment, net (Notes 5, 7 and 8)                           8,316,900                        8,605,900
Intangible assets, net (Note 6)                                                 5,382,100                        5,692,700
Other assets                                                                       92,400                          102,700
                                                                              -----------                      -----------

                                                                              $29,055,700                      $30,359,400
                                                                              ===========                      ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:
  Current portion of long-term debt (Note 8)                                  $ 1,176,700                      $ 1,034,500
  Current portion of long-term debt due related parties (Note 9)                     -                             140,000
  Accounts payable                                                              2,686,100                        2,357,100
  Accrued liabilities (Note 10)                                                 1,001,700                        1,211,000
  Income taxes payable (Note 13)                                                     -                              23,400
                                                                              -----------                      -----------

       Total current liabilities                                                4,864,500                        4,766,000

Bank line of credit (Note 7)                                                    1,983,500                        3,060,300
Long-term debt, less current portion (Note 8)                                   3,880,600                        4,624,900
Long-term debt due related parties, less current portion (Note 9)                     -                             22,500
Deferred pension liabilities                                                        4,000                            4,000
                                                                              -----------                      -----------

       Total liabilities                                                       10,732,600                       12,477,700
                                                                              ------------                     -----------

Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock, stated value $.01, redemption value $1:
    authorized 4,250,000 shares; issued and outstanding zero and
    3,000,000 shares, respectively (Notes 9 and 12)                                 -                           3,000,000
  Common stock, stated value $.01: authorized 20,000,000 shares;
    issued and outstanding 14,158,517 and 12,903,752 shares,
    respectively, net of treasury shares (Notes 9 and 12)                      24,577,400                       21,980,500
Accumulated deficit                                                            (6,254,300)                      (7,098,800)
                                                                              -----------                      -----------

       Total stockholders' equity                                              18,323,100                       17,881,700
                                                                              -----------                      -----------

                                                                             $ 29,055,700                      $30,359,400
                                                                             ============                      ===========

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.



                              STATEMENT OF INCOME



                                                                      For the year ended June 30,
                                                         -----------------------------------------------------
                                                            1996                 1995                 1994
                                                           ------               ------               ------
Net sales                                                $35,703,600          $35,887,600          $31,346,300
                                                         -----------          -----------          -----------
Costs and expenses:
  Cost of goods sold                                      26,443,700           26,298,900           23,312,300
  Selling, general and administrative expenses             6,313,100            5,767,900            5,636,800
                                                         -----------          -----------          -----------


     Total costs and expenses                             32,756,800           32,066,800           28,949,100
                                                         -----------          -----------          -----------

Income from operations                                     2,946,800            3,820,800            2,397,200
                                                         -----------          -----------          -----------

Other (expense)/income:
  Interest expense                                          (696,500)            (766,500)            (592,500)
  Lawsuit settlements                                           -                    -                 (73,900)
  Other income, net                                          156,900              137,700               28,900
                                                         -----------          -----------          -----------
     Total other expense                                    (539,600)            (628,800)            (637,500)
                                                         -----------          -----------          -----------

Income before income taxes and
   cumulative effect of change in accounting
   principle for income taxes                              2,407,200            3,192,000            1,759,700

Income tax (provision)/benefit (Note 13)                    (934,500)              95,600              113,300
                                                         -----------          -----------          -----------

Income before cumulative effect of change in
   accounting principle for income taxes                   1,472,700            3,287,600            1,873,000

Cumulative effect of change in accounting principle
  for income taxes (Note 13)                                    -                    -               4,013,000
                                                         -----------          -----------          -----------

Net income                                                 1,472,700            3,287,600            5,886,000

Preferred stock dividends                                    (62,000)            (301,600)            (374,300)
                                                         -----------          -----------          -----------

Net income applicable to common and equivalent shares    $ 1,410,700          $ 2,986,000          $ 5,511,700
                                                         ===========          ===========          ===========

Net income per common and equivalent shares (Note 1):

  Income from operations                                      $  .10               $  .24              $  .13

  Cumulative effect of change in accounting principle
   for income taxes                                              -                    -                   .33
                                                              ------               ------              ------

Net income per common and equivalent shares                   $  .10               $  .24              $  .46
                                                              ======               ======              ======


   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Preferred Stock           Common Stock
                                                  ------------------------   ------------------------    Accumulated
                                                    Shares       Amount      Shares (1)     Amount         Deficit       Total
                                                  ----------   ----------    ----------   -----------   ------------   -----------
Balances, June 30, 1993                            4,250,000   $ 4,250,000   11,745,962   $20,974,100   $(15,596,500)  $ 9,627,600

Stock issued in connection with exercise
  of outstanding options and warrants                   -             -         222,783        79,000           -           79,000
Repurchase of preferred stock                       (375,000)     (375,000)        -             -              -         (375,000)
Preferred stock dividends                               -             -            -             -          (374,300)     (374,300)
Net income                                              -             -            -             -         5,886,000     5,886,000
                                                  ----------    ----------   ----------   -----------   ------------   -----------
Balances, June 30, 1994                            3,875,000     3,875,000   11,968,745    21,053,100    (10,084,800)   14,843,300

Stock issued in connection with
  Custom Rotational Molding, Inc. purchase              -             -         300,000       412,500           -          412,500
Redemptions of preferred stock                      (500,000)     (500,000)     615,384       500,000           -              -
Stock issued in connection with
  exercise of outstanding options                       -             -          19,623        14,900           -           14,900
Repurchase of preferred shares                      (375,000)     (375,000)        -             -              -         (375,000)
Preferred stock dividends                               -             -            -             -          (301,600)     (301,600)
Net income                                              -             -            -             -         3,287,600     3,287,600
                                                  ----------    ----------   ----------   -----------   ------------   -----------
Balances, June 30, 1995                            3,000,000     3,000,000   12,903,752    21,980,500     (7,098,800)   17,881,700

Redemptions of preferred stock                    (2,749,800)   (2,749,800)   1,374,884     2,749,800           -              -
Stock issued in connection with
  exercise of outstanding options                       -             -           5,333         4,200           -            4,200
Repurchase of preferred shares                      (250,200)     (250,200)        -             -              -         (250,200)
Retirement of treasury shares                           -             -        (125,452)     (157,100)          -         (157,100)
Preferred stock dividends                               -             -            -             -           (62,000)      (62,000)
Common stock dividends                                  -             -            -             -          (566,200)     (566,200)
Net income                                              -             -            -             -         1,472,700     1,472,700
                                                  ----------    ----------   ----------   -----------   ------------   -----------
Balance, June 30, 1996                                  -       $     -      14,158,517   $24,577,400   $ (6,254,300)  $18,323,100
                                                  ==========    ==========   ==========   ===========   ============   ===========

(1) Reflects 1-for-3 reverse stock split which was effective December 17, 1992.

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                            STATEMENT OF CASH FLOWS

                                                                                              For the year ended June 30,
                                                                                       --------------------------------------------
                                                                                           1996           1995             1994
                                                                                       -----------     -----------      -----------
Cash flows from operating activities:
  Net income                                                                            $ 1,472,700     $ 3,287,600     $ 5,886,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Cumulative effect of change in accounting principle
       for income taxes                                                                        -               -         (4,013,000)
      Depreciation and amortization                                                       1,588,100       1,484,100       1,426,600
      Deferred income tax expense/(benefit)                                                 743,100        (304,000)       (228,300)
      Provision for doubtful accounts                                                        58,800          24,200          26,200
      Changes in assets and liabilities, net of
           effect from purchase of business:
           Increase in accounts receivable                                                 (508,000)       (182,600)     (1,437,900)
           Decrease/(increase) in inventories                                               412,700      (1,725,600)       (266,700)
           (Increase)/decrease in prepaid expenses and other current assets                (103,700)        127,100        (121,700)
           Increase in intangible assets                                                       -               -             (1,500)
           Decrease/(increase) in other assets                                                2,900         (17,100)            500
           Increase/(decrease) in accounts payable                                          329,000        (318,500)        430,700
           (Decrease)/increase in accrued liabilities                                      (198,100)         50,900         (24,900)
           (Decrease)/increase in income taxes payable                                      (23,400)          6,300         (18,200)
           Decrease in deferred pension liabilities                                            -             (1,000)        (68,700)
                                                                                        -----------     -----------     -----------
Net cash provided by operating activities                                                 3,774,100       2,431,400       1,589,100
                                                                                        -----------     -----------     -----------

Cash flows from investing activities:
  Cash obtained from purchase of Custom Rotational Molding, Inc.                               -            106,200            -
  Repayments on notes receivable                                                              5,800          93,700          49,600
  Capital expenditures                                                                     (981,100)     (3,023,100)     (1,024,800)
                                                                                        -----------     -----------     -----------
Net cash used in investing activities                                                      (975,300)     (2,823,200)       (975,200)
                                                                                        -----------     -----------     -----------

Cash flows from financing activities:
  Net (repayments)/borrowings under line of credit                                       (1,076,800)         92,800        (957,500)
  Proceeds from issuance of long-term debt                                                  500,000       6,080,000       3,750,000
  Repayment of long-term debt                                                            (1,264,600)     (5,019,100)     (2,835,700)
  Redemption of preferred stock                                                            (250,200)       (375,000)       (375,000)
  Payment of preferred stock dividends                                                      (85,400)       (307,700)       (344,800)
  Payment of common stock dividends                                                        (554,000)           -               -
  Proceeds from exercise of stock options and warrants                                        4,200          14,900          79,000
  Repurchases of common stock                                                              (157,100)           -               -
                                                                                        -----------     -----------     -----------
Net cash (used in)/provided by financing activities                                      (2,883,900)        485,900        (684,000)
                                                                                        -----------     -----------     -----------
Net (decrease)/increase in cash                                                             (85,100)         94,100         (70,100)
Cash at beginning of year                                                                    96,700           2,600          72,700
                                                                                        -----------     -----------     -----------
Cash at end of year                                                                     $    11,600     $    96,700     $     2,600
                                                                                        ===========     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc. (the "Company"), a Delaware corporation manufactures and markets plastic containers and vessels for commercial, agricultural, refuse, pharmaceutical, marine, health care and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets. No single customer accounted for more than 10% of the Company's net sales in fiscal 1996, 1995, or 1994. In fiscal 1996 the Company purchased in aggregate approximately 75% of its plastic resin from three vendors. Plastic resin represents a significant portion of the Company's manufacturing costs. As such, economic factors which affect the Company's plastic resin vendors will have a potential impact on the Company's future operations.

The Company's significant accounting policies are as follows:

Revenue recognition

Revenues are recognized upon shipment to the customer or when title passes to the customer based on the terms of the sales, and are recorded net of sales discounts, returns and allowances.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, plant and equipment

Depreciation is computed using the straight-line method and the estimated useful lives of the assets range from five to thirty-nine years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income for the period. The cost of maintenance and repairs is charged to income as incurred; costs relating to significant renewals and betterments are capitalized.

Intangible assets

The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired is amortized on the straight-line basis over periods ranging from twenty to forty years. Patents are amortized on the straight-line basis over their useful lives of seventeen years, or at their remaining useful life from date of acquisition.

Income taxes

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109"), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in tax laws or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

Earnings per share

Earnings per share are calculated based on the weighted average outstanding number of common and dilutive common equivalent shares. Common equivalent shares include outstanding stock options and warrants. The weighted average number of shares used in determining income/(loss) per common share was 13,858,300, 12,607,900 and 11,959,600 in fiscal 1996, 1995, 1994, respectively.


NOTE 2 - ACQUISITIONS:

On May 31, 1995 the Company purchased certain assets and assumed certain liabilities, including $700,000 of debt, of Custom Rotational Molding, Inc. ("CRM") for 300,000 shares of the Company's common stock with a fair value of $412,500. The acquisition was accounted for as a purchase and in accordance with the Agreement and Plan of Reorganization was effective April 1, 1995. The Company's results of operations include those of CRM since the effective date of the acquisition. The purchase price allocation, resulted in no recognition of goodwill. The Company's results of operations in fiscal 1995 and 1994 would not have been materially different had the acquisition of CRM been effective as of the beginning of the respective periods. CRM currently conducts business as a division of the Company using the trade name RMI-A and primarily manufactures custom molded products for a variety of industries.


NOTE 3 - NOTES RECEIVABLE:

On March 31, 1995, the Company and a customer entered into an agreement under which the Company acquired from this customer certain assets, including molds and trade accounts receivable, at their total estimated fair value of $357,800, which was applied against the principal of a 1993 Promissory Note owed by this customer to the Company. The remaining unpaid principal, together with accrued interest and open trade receivable from this customer as of March 31, 1995, were exchanged for a new note with a principal balance of $455,000, bearing interest at 8% per annum and maturing on March 31, 2005.

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users. The Company shall pay to this former customer royalties at the initial rate of 10% of the Company's net sales of these products. Half of the royalty payments shall be applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier. Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005. As of June 30, 1996, the total balance of this note amounted to $487,100 including accrued interest of $32,100. The Company intends to hold this note until maturity.

In June 1986, the Company acquired Pan Am, which manufactured Brighteyes Headlights, for $3,310,000. On June 30, 1989, the Company sold substantially all of the assets pertaining to the Brighteyes Headlights product line to Ratliff Industries, Inc. (RII), of San Jose California. The selling price aggregated $275,000 and consisted of $75,000 in cash, a short-term note of $50,000 and a promissory note of $150,000 which bears interest at five percent per annum, and is payable in quarterly principal installments, calculated as an amount equal to $.60 times the number of products sold by RII during the preceding quarter. Effective October 1, 1991, the rate used to calculate the principal installments was reduced from $.60 to $.30. The balance outstanding on the promissory note was $14,600 and $36,800 at June 30, 1996 and 1995, respectively.


NOTE 4 - INVENTORIES:

Inventories consist of:

                                                 June 30,
                                         ---------------------------
                                            1996             1995
                                         ----------       ----------
Raw materials                            $2,691,300       $3,059,000
Finished goods                            2,248,100        2,293,100
                                         ----------       ----------
                                         $4,939,400       $5,352,100
                                         ==========       ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:


                                                         June 30,
                                                 ----------------------------
                                                    1996             1995
                                                 ------------     -----------
Land                                             $    574,200     $   574,200
Buildings and building improvements                 2,701,500       2,486,800
Machinery, equipment, furniture and fixtures       11,376,200      10,635,100
Construction in progress                               93,800         120,200
                                                 ------------     -----------
                                                   14,745,700      13,816,300

Less - accumulated depreciation                    (6,428,800)     (5,210,400)
                                                  -----------      -----------

                                                  $ 8,316,900      $ 8,605,900
                                                  ===========      ===========

NOTE 6 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                           June 30,
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
Patents, net of accumulated amortization
  of $79,600 and $73,700                           $   50,800      $    59,600
Goodwill, net of accumulated amortization
  of $1,768,900 and $1,467,900                      5,331,300        5,633,100
                                                   ----------       ----------
                                                   $5,382,100       $5,692,700
                                                   ==========       ==========


NOTE 7 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which matures on May 16, 1998. The line is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at June 30, 1996 was 8.25% per annum. In addition, the loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for up to 90-day periods. At June 30, 1996 total borrowings under the Company's line of credit was $1,983,500 of which $1,750,000 was borrowed under the LIBOR option at 7.9375% per annum maturing on July 2, 1996. Proceeds from the loan were used for working capital purposes. At June 30, 1996 the Company had approximately $3,000,000 available for future borrowings under the revolving line of credit. The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions. The Company was in compliance with these covenants at June 30, 1996.


NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of:

                                                           June 30,
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
Unsecured note payable (A)                        $      -         $    93,800
Note payable - Bank    (B)                          3,133,300        3,933,300
Note payable - Bank    (C)                            197,500          217,400
Note payable - Bank    (D)                            491,700              -
Note payable - Bank    (E)                          1,213,600        1,280,100
Other                                                  21,200          134,800
                                                  -----------      -----------
                                                    5,057,300        5,659,400
Less-current portion                               (1,176,700)      (1,034,500)
                                                  -----------      -----------
                                                  $ 3,880,600      $ 4,624,900
                                                  ===========      ===========

(A) This note was issued in connection with the settlement of the Garney Companies, Inc. ("Garney") lawsuit on December 11, 1992. The settlement requires payments to Garney amounting to $400,000, of which $150,000 was paid in December 1992. The remaining $250,000 is due in quarterly principal installments of $15,600 plus interest at 6% per annum beginning April 1, 1993. The note matures on January 1, 1997. In August 1995 the note was repaid in full net of an $8,000 discount for early extinguishment.

(B) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% at June 30, 1996). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At June 30, 1996 the Company had $3,000,000 of the outstanding principal balance under the LIBOR option at 7.98047% per annum maturing on July 9, 1996. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(C) This note was issued to the First State Bank of Gainesville in the original amount of $250,000. The loan is due in monthly installments of $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months at which time the entire balance of unpaid principal plus accrued interest is due and payable. The note is secured by a deed of trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility. In August 1996 the note was repaid in full and the lien on the Texas property was removed.

(D) In fiscal 1996 the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.25% at June 30, 1996) or LIBOR interest rate option for periods up to six months. At June 30, 1996 the total outstanding principal was under the LIBOR option at 7.9375% per annum maturing July 2, 1996. The note is secured by the Company's machinery and equipment and matures on May 15, 2001. At June 30, 1996 the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until May 15, 1997, at which time amounts borrowed will convert to a 60-month fully amortizable loan.

(E) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.25% per annum at June 30, 1996) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999.


Aggregate annual maturities of long-term debt are summarized as follows:

          Year Ending
           June 30,
          ----------
           1997                                  $1,176,700
           1998                                     975,000
           1999                                     966,500
           2000                                   1,847,400
           2001                                      91,700
                                                 ----------
                                                 $5,057,300
                                                 ==========

NOTE 9 - RELATED PARTY DEBT/TRANSACTIONS:

Related party debt consists of:

                                                            June 30,
                                                      ---------------------
                                                        1996         1995
                                                      --------    ---------
Unsecured subordinated note payable (A)                $   -      $  50,000
Unsecured subordinated note payable (B)                    -        112,500
                                                       -------     --------
                                                           -        162,500
Less-current portion                                       -       (140,000)
                                                       -------    ---------
                                                       $   -      $  22,500
                                                       =======    =========

(A) This unsecured note was issued to an officer/director of the Company for short-term working capital requirements. The principal balance plus interest at the rate of 10% per annum is due and payable in full on or before January 1, 1996. The note is subordinate to all Wells Fargo Bank indebtedness. In July 1995 this note was paid in full.

(B) This unsecured note was issued to an officer/director of the Company in connection with the Plastech acquisition in January 1992. During fiscal 1993, $105,600 of this loan was repaid and the balance was refinanced with a $360,000 four-year term loan. The term loan is payable in quarterly principal payments of $22,500 plus interest at 10% per annum beginning January 1, 1993. The note matures on October 1, 1996 and is subordinate to all Wells Fargo Bank indebtedness. The note was paid in full in fiscal 1996.

In March 1993 the Board of Directors authorized the holders of preferred shares the opportunity to convert some of their outstanding Series A Preferred Stock ($1 per share redemption value) to common shares based on the fair market value of the Company's common stock at the date of conversion. Through June 1994 two officers/directors of the Company converted an aggregate of 1,400,139 shares of their preferred stock for 2,039,564 shares of the Company's common stock. The conversion factor used a common stock value of $0.6875 per share (fair market value at the date of conversion). In June 1994 the Board of Directors approved the additional conversion of 500,000 shares of preferred stock held by an officer/director of the Company. On August 13, 1994 these shares were converted to 615,384 shares of the Company's common stock based on the fair market value of the Company's common stock ($.8125 per share) at the date of conversion.

In September 1995, in accordance with unanimous approval of the Board of Directors, an officer/director of the Company converted his remaining 2,158,950 outstanding shares of Series A of Preferred Stock to 1,079,475 shares of the Company's common stock. The shares were converted on the basis of one share of common stock issued for every two shares of preferred outstanding.

The Company sells plastic resin to a company in which an officer/director of the Company has a minority interest. Sales to the Company amounted to $319,900 and $152,500 in fiscal years 1996 and 1995, respectively. There were no sales to this company in fiscal 1994. Amounts due on the sales of plastic resin to this company were $128,800 and $47,700 at June 30, 1996 and 1995, respectively, and is included in accounts receivable in the accompanying balance sheet.

In fiscal years 1996, 1995 and 1994, the Company incurred legal fees and costs amounting to $83,000, $48,500 and $32,900, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.


NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                            June 30,
                                                      ----------------------
                                                        1996          1995
                                                      --------     ---------
Salaries, wages, commissions and related payables     $  806,200   $  980,400
Other                                                    195,500      230,600
                                                      ----------   ----------
                                                      $1,001,700   $1,211,000
                                                      ==========   ==========

NOTE 11 - STOCK OPTION PLAN:

In September 1985, the Company adopted a stock option plan for the granting of options to directors and employees to purchase the Company's common stock. The option price is determined by a committee of the Board of Directors, but cannot be less than 85% of the fair market value of the Company's common stock at the date of grant. Pursuant to the approval of the Company's shareholders at the Company's 1992 Annual Meeting, the Company effected a one-for-three reverse stock split on December 17, 1992. As such, the Company's authorized shares of common stock for the stock option plan was reduced from 2,500,000 shares to 833,300 shares. In March 1993 the Board of Directors approved a resolution to accelerate the vesting of all outstanding options under the plan to 100% so that the employees could fully exercise their respective grants. The following table has been modified to reflect the reduction in the number of shares issuable upon exercise and the respective increases to the exercise price per share.

In August 1994, the Company issued to certain key employees options to purchase 40,000 shares of common stock under the Company's pre-existing stock option plan.. The options are exercisable at $.8125 per share (fair market value at date of grant) of which 50% are currently exercisable and the balance exercisable after one year. The options expired August 12, 1996. The Company's pre-existing stock option plan, and all ungranted options thereof, expired November 11, 1994.

In December 1994, at the Annual Meeting of Stockholders of the Company, the stockholders voted by majority decision to ratify and approve a new stock option plan as adopted by the Board of Directors in June 1994. The plan allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company's common stock. Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company's common stock on the grant date. The plan expires June 12, 2004.


Stock Option Activity


                                                       Outstanding              Exercisable                  Price
                                                          Shares                   Shares                  Per Share
                                                       -----------              -----------             ---------------
Balance outstanding at June 30, 1993                        32,200                32,200                $0.375 - $0.9375
                                                                                  ======
              Exercised                                    (22,900)                                     $0.375 - $0.9375
                                                           -------
Balance outstanding at June 30, 1994                         9,300                 9,300                $0.375 - $0.9375
                                                                                  ======
              Granted                                       40,000                                      $0.8125
              Exercised                                    (19,700)                                     $0.375 - $0.8125
              Canceled                                     (11,800)                                     $0.8125 - $0.9375
                                                           -------

Balance outstanding at June 30, 1995                        17,800                17,800                $0.375 - $0.8125
                                                           -------                ======

              Exercised                                     (5,300)                                     $0.375 - $0.8125
                                                           -------

Balance outstanding at June 30, 1996                        12,500                12,500                $0.8125
                                                           =======                ======





In August 1996 options were exercised for the issuance of an additional 7,500 shares of common stock and the remaining outstanding options to purchase 5,000 shares of common stock expired on August 12, 1996.

At June 30, 1996, 1995 and 1994, 1,000,000, 1,000,000 and 465,700 shares were available for future grants, respectively.

NOTE 12 - PREFERRED STOCK and COMMON STOCK:

In September 1995, the Company redeemed 250,232 shares of its preferred stock at the stated redeemed value of one dollar. Subsequent to the redemptions, in accordance with unanimous approval of the Board of Directors, the Company converted the remaining 2,749,768 shares of the outstanding Series A Preferred Stock to 1,374,884 shares of the Company's common stock. The shares were converted on the basis of one share of common stock for every two shares of preferred stock outstanding.

On December 8, 1995, at the Company's Annual Meeting of Stockholders, the Board of Directors declared a common stock dividend of $.04 per common share payable on January 29, 1996 to stockholders of record on January 10, 1996.


NOTE 13 - INCOME TAXES:



The components of the income tax (benefit)/provision were:

                                 For the years ended June 30,
                           --------------------------------------
                             1996           1995          1996
                           --------       ---------     ---------
Current:
Federal                    $ 62,000       $  67,200     $  28,000
State                       129,400         141,200        87,000
                           --------       ---------     ---------
                            191,400         208,400       115,000
                           --------       ---------     ---------


Deferred:
Federal                     642,000        (387,800)     (362,100)
State                       101,100          83,800       133,800
                           --------       ---------     ---------
                            743,100        (304,000)     (228,300)
                           --------       ---------     ---------
                           $934,500       $ (95,600)    $(113,300)
                           ========       =========     =========





At June 30, 1996, the Company has net operating loss (NOL) carryforwards of approximately $12,500,000 and $1,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2009. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue code occur, will begin to expire in 1998 and 1996 for federal and state purposes, respectively, if not utilized.

Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the FAS 96 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under FAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements. The adjustments to the July 1, 1993 balance sheet to adopt FAS 109 amounted to $4,013,000. This amount was reflected in net income in fiscal 1994 as a cumulative effect of a change in accounting principle. It primarily represents the impact of recognizing a deferred tax asset for the benefit of tax NOL carryforwards that could not be recorded under FAS 96.

FAS 109 requires that the tax benefit of NOLs be recorded, using current tax rates, as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. At July 1, 1993 management determined that future taxable income of the Company will more likely than not be sufficient to realize an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000. Realization of the future tax benefits of the NOL carryforwards is dependent on the Company's ability to generate taxable income at the current level within the carryforward period. In assessing the likelihood of utilization of existing NOL carryforwards, management considered the historical results of operations over the last three years and the current economic environment in which the Company operates. Management did not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOLs on a go-forward basis. As such, during the last three fiscal years management has reduced the entire $2,662,000 initial valuation allowance to zero. At June 30, 1996 the Company recorded a state valuation allowance of $54,500 representing the potential amount of the Company's state NOL which will not be utilized prior to its expiration. The adjustments to the valuation allowance has been reflected as a component of the current year's tax provision.


The following reconciles the federal statutory income tax rate to the effective rate of the (benefit)/provision for income taxes:

                                                                                      For the year ended June 30,
                                                                                ---------------------------------------
                                                                                 1996             1995            1994
                                                                                ------           ------          ------
Federal statutory rate                                                            34.0%            34.0%           34.0%
State income taxes (net of federal benefit)                                        3.6              2.9             3.3
Goodwill amortization                                                              4.3              3.2              -
Benefit of current year net operating loss carryforwards                            -             (36.1)          (32.8)
Effect of decrease in valuation allowance                                         (7.7)            (9.5)          (13.0)
Other items, net                                                                   4.6              2.5             2.1
                                                                                ------           ------          ------
         Effective Income Tax Rate                                                38.8%            (3.0)%          (6.4)%
                                                                                ======           ======          ======

Deferred tax assets and liabilities are summarized as follows:

                                                                                       June 30,
                                                                             ---------------------------
                                                                                1996              1995
                                                                             ----------       ----------
Deferred tax assets:
    Federal NOL                                                              $4,262,500       $5,659,000
    State NOL  (net of federal benefit)                                          86,600          172,800
    Minimum tax credit                                                           45,900             -
    Employment-related reserves                                                 143,900          138,200
    Allowance for doubtful accounts                                              33,200           40,400
                                                                             ----------       ----------
                                                                              4,572,100        6,010,400

    Deferred tax liabilities:
    Depreciation and amortization                                              (715,400)        (874,800)
                                                                             ----------       ----------
    Net deferred tax assets before valuation allowance                        3,856,700        5,135,600
    Deferred tax assets valuation allowance                                     (54,500)        (590,300)
                                                                             -----------      ----------
    Net deferred tax assets                                                  $3,802,200       $4,545,300
                                                                             ==========       ==========


NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Commitments
The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through October 2001. Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index. Operating lease expense for fiscal 1996, 1995, and 1994 amounted to $834,400, $771,400 and $732,800, respectively.

At June 30, 1996, the future minimum lease commitments, excluding insurance and taxes, are as follows:

                 Year Ending
                   June 30,
                 -----------
                     1997                            $  821,600
                     1998                               531,900
                     1999                               470,400
                     2000                               378,000
                     2001                               284,900
                     Thereafter                          64,800
                                                     ----------

                                                     $2,551,600
                                                     ==========

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management, will not have a significant adverse effect on the financial position or the results of operations of the Company.

On April 16, 1996, the Company was named as a defendant in a compliant filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleges claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996, the Company announced that it had terminated the Agreement of Principal pursuant to its terms. The complaint requests damages of $7,011,484. The company believes the allegations in the complaint are without merit and intends to vigorously defend its position. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25, 237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.). The outcome of this matter is uncertain.


NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

                                                                     For the year ended June 30,
                                                            --------------------------------------------
                                                               1996             1995             1994
                                                            ----------       ----------       ----------
Cash paid during the year for:
    Interest                                                $  711,600       $  767,500       $  582,000
                                                            ==========       ==========       ==========
    Income taxes                                            $  245,900       $  241,600       $  124,400
                                                            ==========       ==========       ==========

Purchase of Custom Rotational Molding, Inc.
    by issuance of common stock                             $     -          $  306,300       $     -
                                                            ==========       ==========       ==========

Conversion of customer note and accounts receivable
    to new note and other assets                            $     -          $  812,300       $     -
                                                            ==========       ==========       ==========

Non-cash financing activity:
  Redemption of preferred stock to common stock             $2,749,800       $  500,000       $     -
                                                            ==========       ==========       ==========
  Preferred dividends declared but not paid                 $     -          $   23,400       $   29,500
                                                            ==========       ==========       ==========
  Common dividends declared but not paid                    $   12,200       $     -          $     -
                                                            ==========       ==========       ==========

NOTE 16 - UNAUDITED QUARTERLY RESULTS:

                                                                           Quarter Ended
                                                   ------------------------------------------------------------
                                                    September        December          March            June
                                                   ----------       ----------      ----------       ----------
Fiscal Year 1996:
    Net sales                                      $8,981,900       $8,904,100      $8,178,900       $9,638,700
    Gross Profit                                    2,183,900        2,184,700       2,054,400        2,836,900
    Net income                                        367,400          189,900         129,500          785,900

Per share:
    Net income                                         $  .02           $  .01          $  .01           $  .06
                                                   ============================================================

Fiscal Year 1995:
    Net sales                                      $9,079,200       $8,010,100      $8,436,600      $10,361,700
    Gross profit                                    2,484,000        2,399,000       2,140,400        2,565,300
    Net income                                        845,400          779,400         434,500        1,228,300

Per share:
    Net income                                         $  .06           $  .06          $  .03           $  .09
                                                   ============================================================

                          ROTONICS MANUFACTURING INC.

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended June 30, 1996, 1995 and 1994

    Column A                                    Column B                 Column C                    Column D         Column E
- ---------------------------------             -----------     ------------------------------       -----------       -----------
                                                                         Additions
                                              Balance at      ------------------------------                          Balance at
                                               beginning         Charged to                                            end of
           Description                         of period      Costs & Expenses      Other           Deductions         period
- ---------------------------------             -----------     ----------------   -----------       -----------       -----------
June 30, 1996:
   Allowance for
     doubtful accounts                        $   110,300       $    58,800      $     -           $   (79,100)(1)   $    90,000
                                              ===========       ===========      ===========       ===========       ===========

   Deferred tax asset valuation allowance     $   590,300       $      -         $    54,500 (4)   $  (590,300)(3)   $    54,500
                                              ===========       ===========      ===========       ===========       ===========

June 30, 1995:
   Allowance for
     doubtful accounts                        $   118,100       $    24,200      $     5,000       $    37,000 (1)   $   110,300
                                              ===========       ===========      ===========       ===========       ===========

   Deferred tax asset valuation allowance     $ 1,984,700       $      -         $      -          $ 1,394,400 (3)   $   590,300
                                              ===========       ===========      ===========       ===========       ===========

June 30, 1994:
   Allowance for
     doubtful accounts                        $    91,900       $    69,700      $    11,000       $    54,500 (1)   $   118,100
                                              ===========       ===========      ===========       ===========       ===========


   Deferred tax asset valuation allowance     $      -          $      -         $ 2,662,000 (2)   $   677,300 (3)   $ 1,984,700
                                              ===========       ===========      ===========       ===========       ===========

(1) Doubtful accounts written off during the year.

(2) Initial deferred tax asset valuation for net operating loss carryforwards at date of adoption of FAS 109 - "Accounting for Income Taxes".

(3) Decrease in valuation allowance based on current years' additional utilization of net operating loss carryforwards.

(4) Represents valuation allowance for potential state NOL's which will expire prior to utilization.