Form 10-Q
period 1996-09-30
ROTONICS MANUFACTURING INC/DE
filed 1996-10-21
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                 For quarterly period ended: September 30, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at September 30, 1996
         -----                             ---------------------------------
         Common Shares                             14,167,811 Shares
         ($.01 stated value)

                                                    Total Pages  14
                                           Exhibit Index at Page 13

                          ROTONICS MANUFACTURING INC.


                                     INDEX

                                                                  Page Number
                                                                  -----------
PART I.   FINANCIAL INFORMATION

         Item 1 - Financial Statements

             Balance Sheets -
                       September 30, 1996 (Unaudited)
                       and June 30, 1996 (Audited)                         3

             Statements of Income and
               Accumulated Deficit -
                       Three Months Ended September 30, 1996
                       and 1995 (Unaudited)                                4

             Statements of Cash Flows -
                       Three Months Ended September 30, 1996
                       and 1995 (Unaudited)                                5

             Notes to Financial Statements                                 6

         Item 2 - Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                           9

PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                12

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          ROTONICS MANUFACTURING INC.

                                 BALANCE SHEETS

                                                                                          September 30,           June 30,
                                                                                               1996                 1996
                                                                                           -----------          -----------
                                                                                           (Unaudited)           (Audited)
                                                ASSETS
                                                ------
Current assets:
   Cash                                                                                    $    14,200          $    11,600
   Accounts receivable, net (Notes 5 and 6)                                                  5,733,800            5,790,700
   Notes receivable                                                                             45,900               46,900
   Inventories (Notes 2, 5 and 6)                                                            4,965,700            4,939,400
   Deferred income taxes, net (Note 8)                                                       2,002,500            2,015,900
   Prepaid expenses and other current assets                                                   354,900              218,500
                                                                                           -----------          -----------

              Total current assets                                                          13,117,000           13,023,000

Notes receivable, less current portion                                                         455,000              455,000
Deferred income taxes, net (Note 8)                                                          1,443,300            1,786,300
Property, plant and equipment, net (Notes 3, 5 and 6)                                        8,250,800            8,316,900
Intangible assets, net (Note 4)                                                              5,305,400            5,382,100
Other assets                                                                                    72,900               92,400
                                                                                           -----------          -----------

                                                                                           $28,644,400          $29,055,700
                                                                                           ===========          ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
Current liabilities:
   Current portion of long-term debt (Note 6)                                              $   983,300          $ 1,176,700
   Accounts payable                                                                          2,358,300            2,686,100
   Accrued liabilities (Note 7)                                                              1,046,200            1,001,700
                                                                                           -----------          -----------

              Total current liabilities                                                      4,387,800            4,864,500

Bank line of credit (Note 5)                                                                 1,750,000            1,983,500
Long-term debt, less current portion (Note 6)                                                3,656,200            3,880,600
Deferred pension liabilities                                                                     4,000                4,000
                                                                                           -----------          -----------

              Total liabilities                                                              9,798,000           10,732,600
                                                                                           -----------          -----------


Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,166,017 and 14,158,517 shares, respectively,
     net of treasury shares                                                                 24,583,500           24,577,400
   Accumulated deficit                                                                      (5,737,100)          (6,254,300)
                                                                                           -----------          -----------

              Total stockholders' equity                                                    18,846,400           18,323,100
                                                                                           -----------          -----------

                                                                                           $28,644,400          $29,055,700
                                                                                           ===========          ===========





   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)



                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                           --------------------------------
                                                                                              1996                1995
                                                                                           -----------         ------------
Net sales                                                                                  $10,229,900          $ 8,981,900
                                                                                           -----------          -----------

Costs and expenses:
   Cost of goods sold                                                                        7,623,600            6,798,000
   Selling, general and administrative expenses                                              1,532,800            1,542,900
                                                                                           -----------          -----------

     Total costs and expenses                                                                9,156,400            8,340,900
                                                                                           -----------          -----------
Income from operations                                                                       1,073,500              641,000
                                                                                           -----------          -----------
Other (expense)/income:
   Interest expense                                                                          (138,100)             (191,000)
   Other income                                                                                25,400                48,900
                                                                                           -----------          -----------

     Total other expense                                                                     (112,700)             (142,100)
                                                                                           -----------          -----------

Income before income taxes                                                                     960,800              498,900

Income tax provision (Note 8)                                                                 (443,600)            (131,500)
                                                                                           -----------          -----------

Net income                                                                                     517,200              367,400

Accumulated deficit, beginning of period                                                    (6,254,300)          (7,098,800)

Preferred stock dividends                                                                           -               (62,000)
                                                                                           -----------          -----------

Accumulated deficit, end of period                                                         $(5,737,100)         $(6,793,400)
                                                                                           ===========          ===========

Income per common share (Note 9):

   Net income:
     Primary                                                                                   $   .04             $    .02
                                                                                               =======             ========
     Fully diluted                                                                             $   .04 (1)         $    .02
                                                                                               =======             ========

Weighted average number of common and common equivalent shares outstanding:
     Primary                                                                                14,166,915           12,902,708
                                                                                           ===========          ===========
     Fully diluted                                                                          14,166,915 (1)       12,903,893
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

                          ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                            ---------------------------
                                                                                               1996             1995
                                                                                            ----------       ----------
Cash flows from operating activities:
   Net income                                                                                $ 517,200      $   367,400
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                                             385,200          398,900
     Deferred income tax provision                                                             356,400           96,800
     Provision for doubtful accounts                                                            25,600           21,700
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                          31,300          927,400
       (Increase)/decrease in inventories                                                      (26,300)         116,500
       Increase in prepaid expenses and other current assets                                  (136,400)        (126,100)
       Decrease in other assets                                                                 16,900            4,000
       Decrease in accounts payable                                                           (327,800)        (445,800)
       Increase/(decrease) in accrued liabilities                                               44,600         (215,900)
       Decrease in income taxes payable                                                           -             (23,400)
                                                                                             ---------      -----------

Net cash provided by operating activities                                                      886,700        1,121,500
                                                                                             ---------      -----------

Cash flows from investing activities:
   Repayments on notes receivable, net                                                           1,000              400
   Capital expenditures                                                                       (239,800)        (136,900)
                                                                                             ---------      -----------

Net cash used in investing activities                                                         (238,800)        (136,500)
                                                                                             ---------      -----------

Cash flows from financing activities:
   Net repayments under line of credit                                                        (233,500)        (130,200)
   Proceeds from issuance of long-term debt                                                     26,400             -
   Repayment of long-term debt                                                                (444,200)        (444,000)
   Redemption of preferred stock                                                                  -            (250,200)
   Payment of preferred stock dividends                                                           -             (85,400)
   Payment of common stock dividends                                                              (100)            -
   Purchase of treasury stock                                                                     -            (156,300)
   Proceeds from exercise of stock options                                                       6,100             -
                                                                                             ---------      -----------

Net cash used in financing activities                                                         (645,300)      (1,066,100)
                                                                                             ---------      -----------

Net increase/(decrease) in cash                                                                  2,600          (81,100)

Cash at beginning of period                                                                     11,600           96,700
                                                                                             ---------      -----------

Cash at end of period                                                                        $  14,200      $    15,600
                                                                                             =========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
              Interest                                                                       $ 140,600      $   197,200
                                                                                             =========      ===========

              Income taxes                                                                   $  72,500      $    86,500
                                                                                             =========      ===========

Supplemental schedule of noncash financing activities:
   Conversion of preferred stock to common stock                                             $   -          $ 2,749,800
                                                                                             =========      ===========



   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INTERIM REPORTING:


The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1996.



NOTE 2 - INVENTORIES:

Inventories consist of:

                                              September 30,         June 30,
                                                1 9 9 6             1 9 9 6
                                               -----------         ----------
Raw materials                                   $2,518,900         $2,691,300
Finished goods                                   2,446,800          2,248,100
                                               -----------         ----------


                                                $4,965,700         $4,939,400
                                                ==========         ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consist of:

                                               September 30,        June 30,
                                                 1 9 9 6            1 9 9 6
                                               -----------         ----------
  Land                                             574,200            574,200
  Buildings and building improvements            2,704,000          2,701,500
  Machinery, equipment, furniture
    and fixtures                                11,533,100         11,376,200
  Construction in progress                         166,000             93,800
                                               -----------         ----------
                                                14,977,300         14,745,700

Less - accumulated depreciation                 (6,726,500)        (6,428,800)
                                                ----------         ----------
                                                $8,250,800         $8,316,900
                                                ==========         ==========


NOTE 4 - INTANGIBLE ASSETS:


Intangible assets consist of:

                                               September 30,        June 30,
                                                 1 9 9 6            1 9 9 6
                                               -----------         ----------
  Patents, net of accumulated
    amortization of $81,100 and $79,600         $   49,300         $   50,800
  Goodwill, net of accumulated
    amortization
   of $1,844,100 and $1,768,900                  5,256,100          5,331,300
                                                ----------         ----------
                                                $5,305,400         $5,382,100
                                                ==========         ==========

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1998 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 1996 was 8.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 1996 the Company had $1,750,000 borrowed under the LIBOR option bearing interest at 7.96875% per annum and maturing on October 7, 1995. Proceeds from the loan were used for working capital purposes. At September 30, 1996 the Company had approximately $3,250,000 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                           September 30,           June 30,
                                              1 9 9 6              1 9 9 6
                                          --------------        -------------
Note payable - Bank        (A)                $2,933,300           $3,133,300
Note payable - Bank        (B)                     -                  197,500
Note payable - Bank        (C)                 1,197,000            1,213,600
Note payable - Bank        (D)                   466,700              491,700
Other                                             42,500               21,200
                                          --------------        -------------

                                               4,639,500            5,057,300
Less current portion                           (983,300)           (1,176,700)
                                          --------------        -------------
                                              $3,656,200           $3,880,600
                                          ==============        =============


(A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% at September 30, 1996). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At September 30, 1996 the Company had $2,750,000 of the outstanding principal balance under the LIBOR option at 8.0% per annum maturing on October 21, 1996. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) This note was issued to the First State Bank of Gainesville in the original amount of $250,000. The loan was due in monthly installments of approximately $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months, at which time the entire balance of unpaid principal plus accrued interest was due and payable. The note was secured by a deed of trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility. In August 1996 the note was paid in full pursuant to its terms and the lien on the Texas real property was removed.


(C) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.25% per annum at September 30, 1996) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.


(D) In fiscal 1996 the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.25% at September 30, 1996) or LIBOR interest rate option for periods up to six months. At September 30, 1996 the total outstanding principal was under the LIBOR option at 7.96875% per annum maturing October 2, 1996. The note is secured by the company's machinery and equipment and matures on May 15, 2001. At September 30, 1996 the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until May 15, 1997, at which time amounts borrowed will convert to a 60-month fully amortizable loan.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                              September 30,         June 30,
                                                 1 9 9 6            1 9 9 6
                                               -----------        -----------
Salaries, wages, commissions
    and related payables                       $   852,900         $  806,200
Other                                              193,300            195,500
                                               -----------         ----------


                                               $ 1,046,200         $1,001,700
                                               ===========         ==========


NOTE 8 - INCOME TAXES:

The components of the income tax provision were:

                                             For the three months ended
                                                   September 30,
                                           ------------------------------
                                            1 9 9 6               1 9 9 5
                                           ------------        ----------
Current:
  Federal                                  $   23,000          $    5,300
  State                                        64,200              29,400
                                           ----------          ----------

                                               87,200              34,700
                                           ----------          ----------

Deferred:
  Federal                                     345,300              93,000
  State                                        11,100               3,800
                                           ----------          ----------

                                              356,400              96,800
                                           ----------          ----------


                                           $  443,600          $  131,500
                                           ==========          ==========


At September 30, 1996, the Company had net operating loss (NOL) carryforwards of approximately $12,500,000 and $1,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2009. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1996 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOLs on a go-forward basis. As such, through fiscal 1996 management had reduced the entire $2,662,000 initial valuation allowance to zero. For the three months ended September 30, 1995, the Company recorded adjustments to the valuation allowance amounting to $162,800. At September 30, 1996, a state valuation allowance of $54,500 existed for the potential amount of the Company's state NOL which will not be utilized prior to its expiration. As depicted above, since the federal valuation allowance was fully depleted in fiscal 1996, the Company will report a greater deferred tax provision until such time that the Company's NOL's are fully untilized.


NOTE 9 - COMPUTATION OF EARNINGS PER SHARE:


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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 increased $1,248,000, or 14% to $10,229,900 compared to $8,981,900 for the same period last year. The increase is indicative of improved market conditions over the last several months. Consumer confidence appears to be holding in an upward direction. The Company has reported improved volumes in the majority of its proprietary products as well as a continued surge in custom molded products compared to last year. Management will continue to capitalize on this momentum. We continue to focus our efforts towards expanding our market share. We have several expansion projects in the works. The Texas facility is finishing a 13,800 square foot addition which will increase its overall capacity by 58%. Management believes this will become the next major growth area for the Company's products.

Cost of goods sold decreased 1.21% to 74.5% of net sales for the three months ended September 30, 1996 compared to 75.7% for the same period last year. Plastic resin prices have been volatile during the last two years causing prices to rise rapidly over a short period of time. Management feels it has anticipated and reacted to these difficult conditions on a timely basis. To mitigate these rising costs management continues to synchronize purchasing functions for optimum savings in addition to increasing consumer prices. Again, we have seen a recent strengthening in what has been a lackluster marketplace. With increased sales volumes during the first quarter, in conjunction with our cost saving strategies, management is pleased with its efforts to preserve and improve its margins.

Selling, general and administrative expenses were $1,532,800, or 15% of net sales for the three months ended September 30, 1996 compared with $1,542,900, or 17.2% for the same period last year. Even with the additional professional fees incurred this quarter associated with pending litigation, we have been able to reduce our overall selling, general administrative costs. This represents managements' on going efforts to contain and minimize rising costs.

Total interest expense decreased $52,900 to $138,100 for the three months ended September 30, 1996 compared to $191,000 for the same period last year. The reduction is attributed to a reduction in the company's debt structure by $1,918,500 since September 30, 1995 coupled with a reduction in the bank's prime rate of .5% and the aggressive use of LIBOR interest options. The Company has aggressively worked to consolidate its long-term debt into its main bank facility. With the repayment of the Gainesville, Texas mortgage in August 1996, all of the Company's existing long-term debt outstanding is now under its bank loan facility. The Company also continued to generate sufficient cash flows which has enabled it to reduce its debt substantially. Since September 1995, line of credit borrowings have been reduced $1.2 million and should continue on the same trend during fiscal 1997.

Income taxes increased $312,100, which represented a $.02 reduction in earnings per common share, to $443,600 for the three months ended September 30, 1996, compared to $131,500 for the same period last year. The increase is primarily related to an increase in the Company's deferred tax provision of $259,600. Since the Company depleted the balance of its valuation allowance originally recorded when it adopted FAS 109 in fiscal 1994, it no longer has this allowance available to offset the deferred tax provision. The deferred tax component of the Company's tax provision is primarily associated with the on going utilization of the Company's NOLs. As such, the Company's future operating results will include a comparable deferred tax provision, but will not require any cash outlay until such time that is utilizes the balance of its NOLs. At September 30, 1996, the Company had federal and state NOL carryforwards of $12,500,000 and $1,200,000, respectively to offset future taxable income.

Net Income was $517,200 or $.04 per common share for the three months ended September 30, 1996, compared to $367,400 or $02 per common share for the same period last year. The increase relates to increased sales volumes, stabilized operating expenses in spite of difficult business conditions and interest cost reductions. Again, these results were diluted by an increased deferred tax provision, but reflect a significant improvement over prior year results. Income before income taxes increased $461,900, or 93%. These improvements reflect management's commitment to perform at its highest possible level while it strives to return to normal operation levels in today's business climate.

Financial Condition

Working capital increased $570,700 to $8,729,200 at September 30, 1996 compared to $8,158,500 at June 30, 1996. The increase is due to the repayment of the Gainesville, Texas mortgage of $196,000 and normal reductions in accounts payable associated with raw material purchasing strategies.

The Company expended a total of $239,800 for property, plant and equipment during the three months ended September 30, 1996, compared to $136,900 for the same period last year. The increase is related to the building and equipment expansion at the Texas facility and various equipment purchases for several of the plants to provide improved capacity and efficiencies related to both manufacturing and post-production activities.

Borrowings under the line of credit decreased by $233,500 to $1,750,000 between June 30, 1996 and September 30, 1996. This reduction supports the Company's ability to generate sufficient cashflows to effectively reduce its overall debt structure on a continual basis. At September 30, 1996, the Company had $3,250,000 available for future borrowings under its revolving line of credit.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, repayment of long-term debt and capital expenditures for the foreseeable future.

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


                                          Rotonics Manufacturing Inc.
                                          Registrant


Date:  October 21, 1996                    /s/  SHERMAN MCKINNISS
                                          -----------------------------
                                          Sherman McKinniss
                                          President and
                                          Chief Executive Officer

                                 EXHIBIT INDEX



EXHIBIT   DESCRIPTION                                                PAGE
-------   -----------                                                ----
  11      Statement Regarding Computation of Per Share Earnings       14