Form 10-Q
period 1996-12-31
ROTONICS MANUFACTURING INC/DE
filed 1997-01-22
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended: December 31, 1996


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



                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X  No
                                           ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class                                  Outstanding at December 31, 1996
 -----                                  --------------------------------
 Common Shares                          14,167,808 Shares
 ($.01 stated value)
                                        Total Pages 15
                                        Exhibit Index at Page 14

                           ROTONICS MANUFACTURING INC.


                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

        Item 1 - Financial Statements

                   Balance Sheets -
                     December 31, 1996 (Unaudited)
                     and June 30, 1996 (Audited)                            3

                   Statements of Income and
                    Accumulated Deficit -
                     Three Months and Six Months Ended December 31, 1996
                     and 1995 (Unaudited)                                   4

                   Statements of Cash Flows -
                     Six Months Ended December 31, 1996
                     and 1995 (Unaudited)                                   5

                   Notes to Financial Statements                            6


        Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          9


PART II.  OTHER INFORMATION


         Item 6 - Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                 December 31,       June 30,
                                                                                     1996             1996
                                                                                ------------      ------------
                                                                                 (Unaudited)        (Audited)
                                     ASSETS

Current assets:
   Cash                                                                         $     13,800      $     11,600
   Accounts receivable, net of allowance for doubtful accounts
     of $57,200 and $90,000, respectively (Notes 5 and 6)                          4,923,600         5,790,700
   Notes receivable                                                                   46,100            46,900
   Inventories (Notes 2, 5 and 6)                                                  5,282,000         4,939,400
   Deferred income taxes, net (Note 9)                                             1,989,100         2,015,900
   Prepaid expenses and other current assets                                         342,500           218,500
                                                                                ------------      ------------

    Total current assets                                                          12,597,100        13,023,000

Notes receivable, less current portion                                               455,000           455,000
Deferred income taxes, net (Note 9)                                                1,149,700         1,786,300
Property, plant and equipment, net (Notes 3, 5 and 6)                              8,622,200         8,316,900
Intangible assets, net (Note 4)                                                    5,228,600         5,382,100
Other assets                                                                          66,700            92,400
                                                                                ------------      ------------

                                                                                $ 28,119,300      $ 29,055,700
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                                   $    982,800      $  1,176,700
   Accounts payable                                                                2,488,300         2,686,100
   Accrued liabilities (Note 7)                                                      991,200         1,001,700
   Dividends payable (Note 8)                                                        577,500               -
                                                                                ------------      ------------

    Total current liabilities                                                      5,039,800         4,864,500

Bank Line of credit (Note 5)                                                       1,000,000         1,983,500
Long-term debt, less current portion (Note 6)                                      3,411,700         3,880,600
Deferred pension liabilities                                                           4,000             4,000
                                                                                ------------      ------------

    Total liabilities                                                              9,455,500        10,732,600
                                                                                ------------      ------------

Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,134,000 and 14,158,517 shares, respectively,
     net of treasury shares (Note 8)                                              24,531,900        24,577,400
   Accumulated deficit                                                            (5,868,100)       (6,254,300)
                                                                                ------------      ------------

    Total stockholders' equity                                                    18,663,800        18,323,100
                                                                                ------------      ------------

                                                                                $ 28,119,300      $ 29,055,700
                                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended
                                                        December                        December
                                             ----------------------------    -------------------------------
                                                 1996            1995            1996                1995
                                             ------------    ------------    ------------       ------------
Net sales                                    $  9,478,200    $  8,904,100    $ 19,708,100       $ 17,886,000
                                             ------------    ------------    ------------       ------------

Costs and expenses:
   Cost of goods sold                           7,001,800       6,719,400      14,625,400         13,517,400
   Selling, general and
     and administrative expenses                1,483,500       1,634,700       2,964,400          3,177,600
                                             ------------    ------------    ------------       ------------

       Total costs and expenses                 8,485,300       8,354,100      17,589,800         16,695,000
                                             ------------    ------------    ------------       ------------

Income from operations                            992,900         550,000       2,118,300          1,191,000
                                             ------------    ------------    ------------       ------------

Other (expense)/income:
   Interest expense                              (122,100)       (179,000)       (260,200)          (370,000)
   Other (expense)/income                         (50,100)         46,100         (76,600)            95,000
                                             ------------    ------------    ------------       ------------


      Total other expenses                       (172,200)       (132,900)       (336,800)          (275,000)
                                             ------------    ------------    ------------       ------------

Income before income taxes                        820,700         417,100       1,781,500            916,000

Income tax provision (Note 9)                    (386,300)       (227,200)       (829,900)          (358,700)
                                             ------------    ------------    ------------       ------------

Net income                                        434,400         189,900         951,600            557,300

Accumulated deficit, beginning of period       (5,737,100)     (6,793,400)     (6,254,300)        (7,098,800)

Preferred stock dividends                             -               -               -              (62,000)

Common stock dividends                           (565,400)       (566,200)       (565,400)          (566,200)
                                             ------------    ------------    ------------       ------------

Accumulated deficit, end of period           $ (5,868,100)   $ (7,169,700)   $ (5,868,100)      $ (7,169,700)
                                             ============    ============    ============       ============

Income per common share (Note 10):

   Net income:
     Primary                                 $        .03    $        .01    $        .07       $        .04
                                             ============    ============    ============       ============
     Fully diluted                           $        .03    $        .01    $        .07       $        .04
                                             ============    ============    ============       ============

Weighted average number of common and
     common equivalent shares outstanding:
     Primary                                   14,167,808      14,165,197      14,167,360         13,533,954
                                             ============    ============    ============       ============
     Fully diluted                             14,167,808      14,165,577      14,167,360(1)      13,534,736
                                             ============    ============    ============       ============


(1) The result of the fully diluted earnings per share computation is anti-dilutive.




   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                    1996          1995
                                                                -----------    -----------
Cash flows from operating activities:
    Net income                                                  $   951,600    $   557,300
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                 776,300        791,700
      Gain on sale of equipment                                         -           (1,200)
      Deferred income tax provision/(benefit)                       663,400        284,500
      Provision for doubtful accounts                                21,000         52,800
      Changes in assets and liabilities:
        Decrease in accounts receivable                             846,100        563,100
        (Increase)/decrease in inventories                         (342,600)       521,000
        Increase in prepaid expenses and other current assets      (124,000)      (123,500)
        Decrease in other assets                                     20,600         11,300
        Decrease in accounts payable                               (197,800)      (539,900)
        Increase/(decrease) in accrued liabilities                    1,700       (292,600)
        Decrease in income taxes payable                                -          (23,400)
                                                                -----------    -----------
Net cash provided by operating activities                         2,616,300      1,801,100
                                                                -----------    -----------
Cash flows from investing activities:
    Repayments on notes receivable, net                                 800          4,600
    Capital expenditures                                           (923,000)      (511,300)
    Proceeds from sale of equipment                                     -            1,200
                                                                -----------    -----------
Net cash used in investing activities                              (922,200)      (505,500)
                                                                -----------    -----------
Cash flows from financing activities:
    Net repayments under line of credit                            (983,500)      (175,900)
    Proceeds from issuance of long-term debt                         26,400            -
    Repayment of long-term debt                                    (689,200)      (717,500)
    Redemption of preferred stock                                       -         (250,200)
    Payment of preferred stock dividends                                -          (85,400)
    Payment of common stock dividends                                  (100)           -
    Proceeds from exercise of stock options                           6,100            -
    Purchase of treasury stock                                      (51,600)      (156,400)
                                                                -----------    -----------
Net cash used in  financing activities                           (1,691,900)    (1,385,400)
                                                                -----------    -----------
Net increase/(decrease) in cash                                       2,200        (89,800)
Cash at beginning of period                                          11,600         96,700
                                                                -----------    -----------
Cash at end of period                                           $    13,800    $     6,900
                                                                ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                  $   266,500    $   377,400
                                                                ===========    ===========
      Income taxes                                              $   164,000    $   157,500
                                                                ===========    ===========
Supplemental schedule of noncash financing activities:
    Conversion of preferred stock to common stock               $       -      $ 2,749,800
                                                                ===========    ===========
    Common dividends declared but not paid                      $   565,400    $   566,200
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



NOTE 2 - INVENTORIES:

Inventories consist of:

                                                 December 31,   June 30,
                                                    1996         1996
                                                 ----------   ----------
     Raw materials                               $2,630,100   $2,691,300
     Finished goods                               2,651,900    2,248,100
                                                 ----------   ----------

                                                 $5,282,000   $4,939,400
                                                 ==========   ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                    December, 31,      June 30,
                                                        1996             1996
                                                    ------------    ------------
     Land                                           $    574,200    $    574,200
     Buildings and building improvements               2,724,000       2,701,500
     Machinery, equipment, furniture and fixtures     11,838,600      11,376,200
     Construction in progress                            505,900          93,800
                                                    ------------    ------------

                                                      15,642,700      14,745,700
     Less - accumulated depreciation                  (7,020,500)     (6,428,800)
                                                    ------------    ------------

                                                    $  8,622,200    $  8,316,900
                                                    ============    ============


NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                      December, 31,  June 30,
                                                                          1996         1996
                                                                      ------------  ----------
     Patents, net of accumulated amortization of $82,600 and $79,600   $   47,800   $   50,800
     Goodwill, net of accumulated amortization
      of $1,919,400 and $1,768,900                                      5,180,800    5,331,300
                                                                       ----------   ----------

                                                                       $5,228,600   $5,382,100
                                                                       ==========   ==========

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1998 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at December 31, 1996 was 8.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 1996 the Company had $1,000,000 borrowed under the LIBOR option bearing interest at 8.10547% per annum and maturing on January 5, 1997. Proceeds from the loan were used for working capital purposes. At December 31, 1996 the Company had approximately $4,000,000 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                  December 31,       June 30,
                                                      1996             1996
                                                  -----------      -----------
     Note payable - Bank      (A)                 $ 2,733,300      $ 3,133,300
     Note payable - Bank      (B)                         -            197,500
     Note payable - Bank      (C)                   1,180,400        1,213,600
     Note payable - Bank      (D)                     441,700          491,700
     Other                                             39,100           21,200
                                                  -----------      -----------

                                                    4,394,500        5,057,300
     Less current portion                            (982,800)      (1,176,700)
                                                  -----------      -----------

                                                  $ 3,411,700      $ 3,880,600
                                                  ===========      ===========


A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% at December 31, 1996). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At December 31, 1996 the Company had $2,500,000 of the outstanding principal balance under the LIBOR option at 7.875% per annum maturing on January 5, 1997. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

B) This note was issued to the First State Bank of Gainesville in the original amount of $250,000. The loan was due in monthly installments of approximately $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months, at which time the entire balance of unpaid principal plus accrued interest were due and payable. The note was secured by a deed of trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility. In August 1996 the note was paid in full pursuant to its terms and the lien on the Texas real property was removed

C) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.25% per annum at December 31, 1996) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.

D) In fiscal 1996 the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.25% at December 31, 1996) or LIBOR interest rate option for periods up to six months. At December 31, 1996 the total outstanding principal was under the LIBOR option at 8.10547% per annum maturing January 10, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2001. At December 31, 1996 the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until May 15, 1997, at which time amounts borrowed will convert to a 60-month fully amortizable loan.

NOTE 7 - ACCRUED LIABILITIES:


Accrued liabilities consist of:

                                                           December 31,    June 30,
                                                               1996          1996
                                                           -----------    ----------
     Salaries, wages, commissions and related payables     $  849,900     $  806,200
     Other                                                    141,300        195,500
                                                           ----------     ----------
                                                           $  991,200     $1,001,700
                                                           ==========     ==========


NOTE 8 -  COMMON STOCK:

Treasury stock is recorded at cost. At December 31, 1996, treasury stock consisted of 33,808 shares of common stock at a cost of $53,200 and at June 30, 1996, treasury stock consisted of 1,801 shares of common stock at a cost of $1,500.

On December 10, 1996, the Board of Directors declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 24, 1997 to stockholders of record on January 6, 1997.


NOTE 9 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

                   For the three months ended       For the six months ended
                          December 31,                     December 31
                   --------------------------       ------------------------
                      1996             1995           1996            1995
                   ---------         --------       --------        --------
      Current:
        Federal     $ 19,500         $ 13,400       $ 42,500        $ 18,700
        State         59,800           26,100        124,000          55,500
                    --------         --------       --------        --------
                      79,300           39,500        166,500          74,200
                    --------         --------       --------        --------
      Deferred:
        Federal      295,900          171,100        641,200         264,100
        State         11,100           16,600         22,200          20,400
                    --------         --------       --------        --------
                     307,000          187,700        663,400         284,500
                    --------         --------       --------        --------

                    $386,300         $227,200       $829,900        $358,700
                    ========         ========       ========        ========

At December 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $12,500,000 and $1,200,000, respectively, for federal and state income tax purposes expiring in varying amounts through 2009. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 1998 and 1996 for federal and state tax purposes, respectively, if not utilized.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As such, through fiscal 1996 management has substantially reduced the $2,662,000 initial valuation allowance. At December 31, 1996, a state valuation allowance of $54,500 existed for the potential amount of the Company's state NOL which may not be utilized prior to its expiration. As depicted above, since the federal valuation allowance was reduced to zero in fiscal 1996, the Company will report a greater deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized.


NOTE 10 - COMPUTATION OF EARNINGS PER SHARE:

Primary and fully diluted earnings per share have been computed in accordance with APB No. 15 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options. Net income was reduced by the appropriate amount of preferred stock dividends in fiscal year 1996 to determine earnings applicable to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Months Ended December 30, 1996 and 1995

Net sales for the three months ended December 31, 1996, increased 6.4% to $9,478,100 compared to $8,904,100 for the same period last year. The Company continues to report substantial increases in its custom molded products during this current period. Management attributes the increase to the continued expansion of rotationally molded products in the marketplace as well as relatively stable market conditions which have strengthened consumer confidence. The Company also continues to build and refine its sales, marketing and engineering staff, and feels these efforts have contributed to the Company's continued growth.

Cost of goods sold decreased 1.6% to 73.9% of net sales for the three months ended December 31, 1996, compared to 75.5% for the same period last year. The Company attributes the decrease to increased sales volumes in the current period coupled with the raw material purchasing strategies and sales price increases instituted to lessen the impact of plastic resin cost increases. Plastic resin costs represent a significant component of the Company's manufacturing costs and continue to show signs of future volatility. As such, management, as it has done during the last two years, continues to focus its attention on mitigating current and future increases in resin costs. In efforts to reduce cost of goods sold, management also contributes significant time and resources to reduce overall production costs. Management is currently focusing its attention on automating the finishing process at several of its facilities. The Company is proud to be among the first to utilize automated routing machines and believes that these machines will provide significant efficiencies in turn around times and cost benefits to the Company and its customers.

Selling, general, and administrative expenses were $1,483,500, or 15.7% of net sales for three months ended December 31, 1996, compared with $1,634,700, or 18.4% for the same period last year. The reduction is attributed to increased sales volumes and the absence of temporary costs incurred which were associated with the closure of the Wisconsin plant facility in the prior period.

Total interest expense decreased $56,900 to $122,100 for the three months ended December 31, 1996, compared to $179,000 for the same period last year. The Company attributes this reduction to continued improvement in profitability combined with the utilization of its net operating loss carryforwards which has enabled the Company to generate significant cash flows. These cashflows in turn have allowed the Company to reduce its debt structure by $995,000 during the three month period ended December 31, 1996, without compromising sufficient working capital for the future growth of the Company.

Income taxes increased $159,100, to $386,300 for the three months ended December 31, 1996, compared to $227,200 for the same period last year. The increase of $119,300 is primarily related to an increase in the Company's deferred tax provision. Since the Company has depleted the balance of its valuation allowance which was originally recorded when it adopted FAS 109 in fiscal 1994, it no longer has an allowance to off set the deferred tax portion of its provision as it did in prior periods. The deferred tax component of the Company's tax provision is primarily associated with the on going utilization of the Company's net operating loss carryforwards (NOL's). As such, the Company's future operating results will include a comparable deferred tax provision. Deferred taxes associated with the utilization of the company's NOL's will not require any current or future cash outlay.

Net income was $434,400, or $.03 per common share, for the three months ended December 31, 1996, compared to $189,900, or $.01 per common share for the same period last year. These results reflect a tremendous improvement over last years results. Income from operations has increased 80% when compared to results for the same period last year. The increase in sales volumes, improved gross margins and reductions in selling, general, administrative and interest expenses are attributed to the factors described above. Management plans to continue to strive for improved growth and profitability during fiscal 1997.

Results of Operations - Six Months ended December 31, 1996 & 1995

Net sales for the six months ended December 31, 1996, increased $1,822,100 or 10.2% to $19,708,100 compared to $17,886,000 for the same period last year. The increase is attributed to growth in sales volumes in the majority of the Company's product lines as well as general price increases instituted to minimize escalating plastic resin costs. In particular, the Company has reported significant growth in its custom molded products. This product group embodies a wide spectrum of industries which signifies continued growth potential for rotationally molded products in the marketplace. With eight manufacturing locations and the Company's commitment to constantly improve and expand its facilities, we believe we will continue to build marketshare and remain a leader in our industry.

Cost of goods sold decreased 1.4% to 74.2% of net sales for the three months ended December 31, 1996, compared to 75.6% for the same period last year. The Company's gross margin continues to reflect improvements over prior year results. The Company attributes these improvements to increased sales volumes, raw material purchasing strategies and sales price increases. Although plastic resin prices remain volatile, management will continue to focus its efforts on improving gross margins and its overall profitability. In addition to minimizing the effects from raw material cost increases, management also contributes significant time and resources to reduce overall production costs. Management is currently focusing its attention on automating the finishing process at several of its facilities. Management believes these improvements will provide significant efficiencies in product turn around times and cost benefits to the Company and its customers.

Selling, general and administrative expenses were $2,964,400 or 15.0% of net sales for the six months ended December 31, 1996, compared with $3,177,600 or 17.8% for the same period last year. The reduction is due to increased sales volumes and the absence of temporary costs associated with the closure of the Wisconsin facility, the expansion of the Illinois facility and the early post acquisition operations of the Arleta facility. Management continues to effectively control excess costs and will capitalize on tactics to better utilize its work force and resources, such as, the benefits obtained from combining the Wisconsin and Illinois facilities.

Total interest expenses decreased $109,800 to $260,200 compared to $370,000 for the same period last year. The Company attributes this significant reduction to increased cashflows which have allowed the Company to reduce its debt structure by $2.6 million since December 31, 1995.

Income taxes increased $471,200, which represents a $.03 reduction in earnings per common share, to $829,900 for the six months ended December 31, 1996, compared to $358,700 for the same period last year. The increase is related to an increase in the Company's deferred tax provision of $378,900 due to the depletion of the Company's deferred tax asset valuation allowance in the prior period.

Net income was $951,600 or $.07 per common share for the six months ended December 31, 1996, compared to $557,300 or $.04 per common share for the same period last year. Management is pleased with the Company's improved performance as it builds sales volumes and regains profit margins lost in prior periods due to increases in resin costs. Income from operations increased 78% when compared to prior year results. The increase in profits is also attributable to reductions in selling, general, administrative and interest expenses described above. These improvements reflect management's commitment to perform at its highest possible level while it strives to operate in today's challenging business climate.


Financial Condition

Working capital decreased $601,200 to $7,557,300 at December 31, 1996, compared to $8,158,500 at June 30, 1996. The decrease is attributed to an increase in dividends payable of $565,400 associated with the common stock dividend declared in December 1996 in addition to normal fluctuations in accounts receivable, accounts payable, inventories and prepaid expenses consistent with current operations. Cashflows from operations reflected a notable increase of $815,200 when compared to the results of the same period last year. The change is primarily associated with an increase in net income of $394,300 between the reported periods net of normal fluctuations in non-cash items, accounts receivable, accounts payable, inventories and accrued liabilities consistent with current operations.

The Company expended a total of $923,000 for property, plant and equipment during the six month period ended December 31, 1996, compared to $511,300 for the same period last year. The increase is related to the building and equipment expansion projects at the Texas facility amounting to approximately $245,000 in the current period and the purchase of automated routing machines for several locations. Management continues to allocate substantial cashflows for the expansion and improvement of its facilities. The Company anticipates spending an additional $500,000 - $750,000 during the remaining portion of fiscal 1997 on various machinery and equipment, plant expansion and acquisition projects. In addition, the Company is currently scouting a site for a possible relocation of its Denver facility.

Borrowings under the line of credit decreased by $983,500 to $1,000,000 between June 30, 1996 and December 31, 1996. This reduction supports the Company's ability to generate sufficient cashflows to effectively reduce its overall debt structure without compromising the necessary cashflows required for future growth. At December 31, 1996, the Company had approximately $4,000,000 available for future borrowings under its revolving line of credit.

On December 10, 1996, the Board of Directors declared at its Annual Meeting of Stockholders its second annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share will be paid on January 24, 1997 to stockholders of record on January 6, 1997. The Board of Directors felt it was appropriate to continue to recognize and reward its loyal stockholders with the declaration and payment of this dividend. The Board of Directors is pleased with the Company's continued success and believes our loyal shareholders should also receive a return on their investments for their continued support.

The Company's cash flows from operations continue to increase along with the Company's continued growth and profitability. The Company also continues to benefit from the additional cashflows generated as it utilizes its net operating loss carryforwards. The Company will continue to maximize the use of these additional cashflows until such time that it exhausts its remaining NOL carryforwards. As such, cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures, repayment of long-term debt and payment of its common stock dividend for the foreseeable future.

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




                                       Rotonics Manufacturing Inc.
                                       Registrant



Date: January, 20 1997                   /s/   SHERMAN MCKINNISS
                                       --------------------------
                                       Sherman McKinniss
                                       President and
                                       Chief Executive Officer

                                  EXHIBIT INDEX





EXHIBIT        DESCRIPTION                                             PAGE
-------        -----------                                             ----
11            Statement Regarding Computation of Per Share Earnings     15