Form 10-Q
period 1997-03-31
ROTONICS MANUFACTURING INC/DE
filed 1997-04-21
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   ----------

                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                   For quarterly period ended: March 31, 1997


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

                                                      Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at March 31, 1997
       -----                             -----------------------------

       Common Shares                     14,067,782 Shares
       ($.01 stated value)

                                         Total Pages 17
                                         Exhibit Index at Page 16

                           ROTONICS MANUFACTURING INC.

                                     INDEX

                                                                         Page
                                                                         ----
 PART I. - FINANCIAL INFORMATION

           Item 1 - Financial Statements

                     Balance Sheets -
                        March 31, 1997 (Unaudited)
                        and June 30, 1996 (Audited)                         3

                     Statements of Income and
                      Accumulated Deficit-
                        Three Months and Nine Months
                        Ended March 31, 1997
                        and 1996 (Unaudited)                                4

                     Statements of Cash Flows
                        Nine Months Ended March 31, 1997
                        and 1996 (Unaudited)                                5

                     Notes to Financial Statements                          6


           Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      11



 PART II. OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K                       14



 SIGNATURES                                                                15

                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

                           ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                                March 31,        June 30,
                                                                                  1997             1996
                                                                               (Unaudited)      (Audited)
                                                                              ------------    ------------
                                     ASSETS

Current assets:
   Cash                                                                       $     18,500    $     11,600
   Accounts receivable, net of allowance for doubtful accounts
     of $81,700 and $90,000, respectively (Notes 5 and 6)                        5,219,300       5,790,700
   Notes receivable                                                                 48,400          46,900
   Inventories (Notes 2, 5 and 6)                                                5,117,000       4,939,400
   Deferred income taxes, net (Note 9)                                           1,974,300       2,015,900
   Prepaid expenses and other current assets                                       271,100         218,500
                                                                              ------------    ------------

     Total current assets                                                       12,648,600      13,023,000

Notes receivable, less current portion                                             455,000         455,000
Deferred income taxes, net (Note 9)                                              1,150,000       1,786,300
Property, plant and equipment, net (Notes 3, 5 and 6)                            9,791,600       8,316,900
Intangible assets, net (Note 4)                                                  5,142,200       5,382,100
Other assets                                                                        70,800          92,400
                                                                              ------------    ------------

                                                                              $ 29,258,200    $ 29,055,700
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                                 $  1,082,200    $  1,176,700
   Accounts payable                                                              2,818,700       2,686,100
   Accrued liabilities (Note 7)                                                    701,100       1,001,700
                                                                              ------------    ------------

     Total current liabilities                                                   4,602,000       4,864,500

Bank line of credit (Note 5)                                                     2,545,600       1,983,500
Long-term debt, less current portion (Note 6)                                    3,566,400       3,880,600
Other liabilities                                                                    4,000           4,000
                                                                              ------------    ------------

     Total liabilities                                                          10,718,000      10,732,600
                                                                              ------------    ------------

Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000 shares;
     issued and outstanding 14,065,993 and 14,158,517 shares, respectively,
     net of treasury shares (Note 8)                                            24,422,500      24,577,400
   Accumulated deficit                                                          (5,882,300)     (6,254,300)
                                                                              ------------    ------------

     Total stockholders' equity                                                 18,540,200      18,323,100
                                                                              ------------    ------------

                                                                              $ 29,258,200    $ 29,055,700
                                                                              ============    ============



   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                    March 31,                         March 31,
                                           ----------------------------    -------------------------------
                                               1997            1996           1997                1996
                                           ------------    ------------    ------------       ------------
Net sales                                  $  9,560,300    $  8,178,900    $ 29,268,400       $ 26,064,900
                                           ------------    ------------    ------------       ------------

Costs and expenses:
  Cost of goods sold                          7,373,700       6,124,500      21,999,100         19,641,900
  Selling, general and administrative
    expenses                                  1,652,000       1,562,400       4,616,400          4,740,000
                                           ------------    ------------    ------------       ------------

    Total costs and expenses                  9,025,700       7,686,900      26,615,500         24,318,900
                                           ------------    ------------    ------------       ------------

Income from operations                          534,600         492,000       2,652,900          1,683,000
                                           ------------    ------------    ------------       ------------

Other (expense)/income:
  Interest expense                             (132,000)       (173,200)       (392,200)          (543,200)
  Lawsuit settlement (Note 11)                 (484,800)            -          (622,300)               -
  Other income, net                              11,900          28,200          72,800            123,200
                                           ------------    ------------    ------------       ------------

    Total other expenses                       (604,900)       (145,000)       (941,700)          (420,000)
                                           ------------    ------------    ------------       ------------

Income/(loss) before income taxes               (70,300)        347,000       1,711,200          1,263,000

Income tax benefit/(provision) (Note 9)          56,100        (217,500)       (773,800)          (576,200)
                                           ------------    ------------    ------------       ------------

Net income/(loss)                               (14,200)        129,500         937,400            686,800

Accumulated deficit, beginning of period     (5,868,100)     (7,169,700)     (6,254,300)        (7,098,800)


Preferred stock dividends                           -               -               -              (62,000)

Common stock dividends (per share $.04)             -               -          (565,400)          (566,200)
                                           ------------    ------------    ------------       ------------

Accumulated deficit, end of period         $ (5,882,300)   $ (7,040,200)   $ (5,882,300)      $ (7,040,200)
                                           ============    ============    ============       ============

Income per common share (Note 10):

  Net income:
    Primary                                $        .00    $        .01    $        .07       $        .05
                                           ============    ============    ============       ============
    Fully diluted                          $        .00    $        .01    $        .07       $        .05
                                           ============    ============    ============       ============


Weighted average number common and
 common equivalent shares outstanding:
    Primary                                  14,137,796      14,165,568      14,157,640         13,742,987
                                           ============    ============    ============       ============
    Fully diluted                            14,137,796      14,165,987      14,157,640(1)      13,743,649
                                           ============    ============    ============       ============


(1) The result of the fully diluted earnings per share computation is anti-dilutive.


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                     1997           1996
                                                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                                                     $   937,400    $   686,800
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                  1,200,200      1,200,800
    Loss/(gain) on sales of equipment                                                 14,700         (1,000)
    Deferred income tax provision                                                    677,900        466,500
    Provision for doubtful accounts                                                   45,500         76,200
    Changes in assets and liabilities:
       Decrease in accounts receivable                                               525,900        558,700
       (Increase)/decrease in inventories                                           (177,600)       886,600
       Increase in prepaid expenses and other current assets                         (52,600)      (145,300)
       Decrease/(increase) in other assets                                            13,900           (600)
       Increase/(decrease) in accounts payable                                       109,000       (588,400)
       Decrease in accrued liabilities                                              (288,400)      (385,500)
       Decrease in income taxes payable                                                  -          (23,400)
                                                                                 -----------    -----------

Net cash provided by operating activities                                          3,005,900      2,731,400
                                                                                 -----------    -----------

Cash flows from investing activities:
    (Advanced)/Repayments on notes receivable, net                                    (1,500)         6,300
    Capital expenditures                                                          (2,445,200)      (746,500)
    Proceeds from sale of equipment                                                    3,200          1,200
                                                                                 -----------    -----------

Net cash used in investing activities                                             (2,443,500)      (739,000)
                                                                                 -----------    -----------

Cash flows from financing activities:
    Borrowing under line of credit                                                 6,495,200      6,692,000
    Repayments under line of credit                                               (5,933,100)    (6,752,300)
    Proceeds from issuance of long-term debt                                         526,400            -
    Repayment of long-term debt                                                     (935,100)      (986,800)
    Payment of common stock dividends                                               (554,000)      (546,700)
    Redemption of preferred stock                                                        -         (250,200)
    Payment of preferred stock dividends                                                 -          (85,400)
    Proceeds from exercise of stock options                                            6,100            -
    Purchase of treasury stock                                                      (161,000)      (156,900)
                                                                                 -----------    -----------

Net cash (used in)/provided by financing activities                                 (555,500)    (2,086,300)
                                                                                 -----------    -----------

Net increase/(decrease) in cash                                                        6,900        (93,900)

Cash at beginning of period                                                           11,600         96,700
                                                                                 -----------    -----------

Cash at end of period                                                            $    18,500    $     2,800
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                  $   392,000    $   553,700
                                                                                 ===========    ===========
       Income taxes                                                              $   165,500    $   213,100
                                                                                 ===========    ===========

Supplemental schedule of non-cash financing activities:
    Conversion of preferred stock to common stock                                $       -      $ 2,749,800
                                                                                 ===========    ===========
    Common dividends declared but not paid                                       $    11,800    $    19,500
                                                                                 ===========    ===========



    The accompanying notes are an integral part of these financial statements

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's line of credit and notes payable is considered to approximate fair market value because the interest rates of these instruments are based predominately on variable reference rates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
Effective in fiscal 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock based compensation." The Company plans to adopt SFAS No. 123 utilizing the disclosure alternative under the Statement. The impact of the adoption of these pronouncements is not expected to be material to the Company's financial position or results of operations.


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                       March 31,       June 30,
                                                         1997            1996
                                                      ----------      ----------
              Raw materials                           $2,664,000      $2,691,300
              Finished goods                           2,453,000       2,248,100
                                                      ----------      ----------

                                                      $5,117,000      $4,939,400
                                                      ==========      ==========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                    March 31,         June 30,
                                                                      1997              1996
                                                                   ----------       -----------
              Land                                                $ 1,039,500       $   574,200
              Buildings and building improvements                   3,220,600         2,701,500
              Machinery, equipment, furniture and fixtures         12,452,800        11,376,200
              Construction in progress                                379,200            93,800
                                                                   ----------       -----------

                                                                   17,092,100       14,745,700
              Less - accumulated depreciation                      (7,300,500)      (6,428,800)
                                                                   ----------       ----------

                                                                   $9,791,600        $8,316,900
                                                                   ==========        ==========

NOTE 4 - INTANGIBLE ASSETS:


Intangible assets consist of:

                                                             March 31,     June 30,
                                                               1997          1996
                                                            ----------     ----------
      Patents, net of accumulated amortization
        of $93,700 and $79,600                            $     36,700    $    50,800
      Goodwill, net of accumulated amortization
       of $1,994,700 and $1,768,900                          5,105,500      5,331,300
                                                            ----------     ----------

                                                            $5,142,200     $5,382,100
                                                            ==========     ==========


NOTE 5 - BANK LINE OF CREDIT:


The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures May 16, 1998 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at March 31, 1997 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 1997, the Company had three separate borrowings under LIBOR interest rate options totally $2,500,000. The LIBOR borrowings consist of $750,000, $750,000 and $1,000,000 at LIBOR interest rates of 7.9375%, 8.0% and
8.1875% maturing April 13, 1997, April 18, 1997 and April 25, 1997, respectively. Proceeds from the loan were used for working capital purposes. At March 31, 1997, the Company had approximately $2,450,000 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                  March 31,      June 30,
                                                   1997            1996
                                                 ----------     ------------
        Note payable-Bank       (A)              $2,533,300      $ 3,133,300
        Note payable-Bank       (B)                   -              197,500
        Note payable-Bank       (C)               1,163,700        1,213,600
        Note payable-Bank       (D)                 416,700          491,700
        Note payable-Bank       (E)                 500,000            -
        Other                                        34,900           21,200
                                                 ----------     ------------
                                                  4,648,600        5,057,300

        Less current portion                     (1,082,200)      (1,176,700)
                                                 ----------       ----------

                                                 $3,566,400       $3,880,600
                                                 ==========       ==========


A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at March 31, 1997). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At March 31, 1997 the Company had $2,500,000 of the outstanding principal balance under the LIBOR option at 7.9375% per annum maturing on April 12, 1997. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

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

C) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at March 31, 1997) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures September 15, 1999.

D) In fiscal 1996 the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at March 31, 1997) or LIBOR interest rate option for periods up to six months. At March 31, 1997, the total outstanding principal was under the LIBOR option at 7.9375% per annum maturing April 12, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

E) In March 1997 the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is subject to monthly interest only payments at the bank's prime rate (8.5% per annum at March 31, 1997) or LIBOR interest rate option for periods up to six months. On May 15, 1997, all amounts borrowed will convert to a sixty-month fully amortizable loan. At March 31, 1997 the total outstanding principal was under the LIBOR option at 8.21875% per annum maturing May 15, 1997. The note is secured by the Company's machinery & equipment and matures on May 15, 2002.


NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                            March 31,        June 30,
                                                              1997             1996
                                                             --------      -----------
 Salaries, wages, commissions and related payables           $514,800      $   806,200
  Other                                                       186,300          195,500
                                                             --------      -----------

                                                             $701,100       $1,001,700
                                                             ========       ==========


NOTE 8 - COMMON STOCK:

Treasury stock is recorded at cost. At March 31, 1997, the treasury stock consisted of 1,789 shares of common stock at a cost of $1,500 and at June 30, 1996, treasury stock consisted of 1,801 shares of common stock at a cost of $1,500.

On December 10, 1996 the Board of Directors' declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 24, 1997 to stockholders of record on January 6, 1997.

In March 1997, the Company retired 100,000 shares of its own common stock which it had purchased in the open market at a total cost of $161,000.

NOTE 9 - INCOME TAXES:

The components of the income tax (benefit)/provision were:


                             For the three months ended          For the nine months ended
                                     March 31,                            March 31,
                            ---------------------------         -------------------------
                               1997              1996              1997            1996
                            ---------          --------         --------         --------
         Current:
            Federal         $  (1,500)         $ 14,500         $ 41,000         $ 33,200
            State             (69,100)           21,000           54,900           76,500
                            ---------          --------         --------         --------
                              (70,600)           35,500           95,900          109,700
                            ---------          --------         --------         --------
         Deferred:
            Federal            12,000           167,000          653,200          431,100
            State               2,500            15,000           24,700           35,400
                            ---------          --------         --------         --------
                               14,500           182,000          677,900          466,500
                            ---------          --------         --------         --------

                            $ (56,100)         $217,500         $773,800         $576,200
                            =========          ========         ========         ========


At March 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $12,500,000 and $600,000, respectively, that may be applied against future taxable federal and state income and that expire as follows:

            Amount of unused operating                 Expiration during year
                loss carryforwards                         ended June 30,
            --------------------------                 ----------------------
           Federal:
                    $   380,900                               2000
                      2,416,900                               2001
                         97,000                               2002
                      4,957,900                               2003
                      3,400,300                               2004
                        588,200                               2005
                        490,200                               2006
                        205,400                               2009
                    -----------

                    $12,536,800
                    ===========

              State:
                    $   268,300                               1997
                        216,500                               1998
                        112,200                               1999
                    -----------

                    $   597,000
                    ===========


In conjunction with the adoption of Statement of Financial Accounting Standards No 109 (FAS 109) "Accounting for Income Taxes", management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As such, through fiscal 1996 management had reduced the majority of the $2,662,000 initial valuation allowance. As depicted above, since the federal valuation allowance was reduced to zero in fiscal 1996, the Company will report a greater deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized.

NOTE 10 - COMPUTATION OF EARNINGS PER SHARE:

Primary and fully diluted earnings per share have computed in accordance with APB No. 15 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options. Net income was reduced by the appropriate amount of preferred stock dividends in fiscal 1996 to determine earnings applicable to common stock.


NOTE 11 - Lawsuit Settlement

On or about April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar. The complaint requested damages of $7,011,484. On May 17, 1996 the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastics, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an expression of interest by a third party and breach of the Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.) In March 1997, the Company reached an amicable out of court settlement. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payment to Bonar U.S., Inc. of $400,000. Pursuant to the settlement agreement, the Company may be required to pay an additional $325,000 to Bonar U.S., Inc. in September 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Months Ended March 31, 1997 and 1996

Net sales for the three months ended March 31, 1997 increased $1,381,400 or $16.9% to $9,560,300 compared to $8,178,900 for the same period last year. Sales volumes have reflected a marked improvement over prior year results. The majority of the Company's product lines have sustained relatively level sales volumes as compared to prior year results with the main increase attributed to custom molded products and customer tooling. The increase in custom molded products continues to reflect the expansion of rotationally molded products in the marketplace as well as the Company's expanded marketing and engineering focus to pursue this vast market. Management is pleased with the increased sales volumes during this period which historically can be a lackluster period. Management also believes that the Company is uniquely positioned to provide a high level of service to its local and national markets and will continue to capitalize on these strengths to maximize sustained growth for both its proprietary and custom molded products.

Cost of goods sold increased 2.2% to 77.1% of net sales for the three months ended March 31, 1997, compared to 74.9% for the same period last year. The Company attributes the increase to a substantial increase in raw material costs. Raw material prices per pound increased approximately 26.5% over prices paid during the same period last year. Although management has instituted consumer price increases to minimize the impact that these increased raw material costs have had on the Company's gross margin, raw material costs continue to be volatile and will continue to challenge future operating results.

Selling, general and administrative expenses were $1,652,000 or 17.3% of the net sales for the three months ended March 31, 1997, compared with $1,562,400 or 19.1% for the same period last year. Management has been able to cap selling, general and administrative costs in line with current sales volumes levels. Increases in prior period costs were associated with the addition of the Arleta, California facility and the consolidation of the Wisconsin and Illinois facilities. Management continues to scrutinize these costs to optimize the Company's internal operations.

Total interest expense decreased $41,200 to $132,000 for the three months ended March 31, 1997, compared to $173,200 for the same period last year. The decrease is attributed to approximately a $640,000 reduction in the Company's debt structure when compared to the same period last year and overall stable interest rates. Management anticipates this trend to change due to the recent 0.25% increase in the bank's prime rate. This increase coupled with additional borrowings related to the recent facility purchase for the relocation of the Company's Colorado operations may translate into increased interest costs.

Total other expenses increased $459,900 for the three months ended March 31, 1997, compared to the same period last year. The increase is related to an out of court settlement in the amount of $400,000 paid to Bonar U.S., Inc. plus additional related legal costs of $84,800.

Income taxes decreased $273,600 to a benefit of $56,100 for the three months ended March 31, 1997, compared to an income tax provision of $217,500 for the same period last year. The decrease is primarily related to the Bonar U.S., Inc. settlement expenses reported in the current period, as mentioned above, which in turn resulted in a net loss before income taxes of $70,300 for the three months ended March 31, 1997.

The three months ended March 31, 1997, reported a net loss of $14,200 or zero earnings per common share for the three months ended March 31, 1997, compared to $129,500 or $.01 per common share for the same period last year. The decrease is again attributed to the litigation settlement expenses of $484,800 reported during the current period. However, management believes income from operations provides a better depiction of the current period operating results. Income from operations increased $42,600 to $534,600 for the three month ended March 31, 1997, compared to $492,000 for the same period last year. This increase, although modest, reflects increased profitability at higher sales volumes inspite of unfavorable raw material costs.

Results of Operations - Nine Months Ended March 31, 1996 and 1995

Net sales for the nine months ended March 31, 1997, increased $3,203,500 to $29,268,400 compared to $26,064,900 for the same period last year. The majority of the Company's product lines reported volume growth over prior year results with the largest gains attributed to substantial increases in customer tooling and custom molded products. Custom molded products increased 37.3% over prior years sales volumes. This continues to depict a strong and growing demand for rotationally molded products in the marketplace. The Company continues to expand its manufacturing capacities throughout the organization to capitalize on this growing market. Fiscal 1997 has been a year of substantial internal growth for the Company. The Company has recently purchased a 9.73 acre facility with 63,000 square feet of manufacturing and administrative office space in Commerce City, Colorado and plans to relocate its existing Denver, Colorado operations into the new facility by fiscal year end. Early this year the Company also completed a 13,800 square foot addition to its Texas facility. To increase manufacturing capacity and increase productivity at several of the Company's locations, a total of six rotational molding machines and five automated routers will be operational by fiscal year end. These improvements will greatly enhance the Company's ability to increase marketshare.

Cost of Goods sold decreased slightly to 75.2% of net sales for the nine months ended March 31, 1997, compared to 75.4% for the same period last year. Cost of goods sold has plateued at its current level, but still remains at higher than optimal levels due to the volitility of plastic resin prices. Plastic resin prices have increased substantially during fiscal 1997 and are anticipated to increase again by fiscal year end. Management will continue to improve operating efficiencies, and institute raw material purchasing strategies to minimize current as well as future price increases.

Selling, general and administrative expenses were $4,616,400 or 15.8% of net sales for the nine months ended March 31, 1997, compared with $4,740,000, or 18.2% for the same period last year. The decrease is attributed to increased sales volumes during the current period and cost savings realized from reconfigured sales and administrative workforces including those obtained from last year's consolidation of the Wisconsin and Illinois facilities.

Total interest expense decreased $151,000 to $392,200 for the nine months ended March 31, 1997, compared to $543,200 for the same period last year. The Company attributes the reduction to a substantial decrease in the Company's debt structure between the reported periods. The Company has reduced its overall debt structure by approximately $1.7 million since June 30, 1995. This coupled with a reduction in the bank's prime rate (1.75% - 2.%) since the beginning of fiscal 1996 and the proactive use of LIBOR option rates has translated to significant interest cost savings. Management anticipates a slight change to this trend due to the recent 0.25% increase in the bank's prime rate. This interest rate increase coupled with recent additional borrowings related to the Commerce City, Colorado facility may translate into increased interest costs during the remainder of fiscal 1997.

Total other expenses increased $521,700 for the nine months ended March 31, 1997, when compared to the same period last year. The increase, net of interest cost savings, is attributed to an out of court settlement in the amount of $400,000 paid to Bonar U.S. , Inc. plus additional related legal costs of $222,300.

Income taxes increased $197,600 to $773,800 for the nine months ended March 31, 1997, compared to $576,200 for the same period last year. The increase is attributed to a $448,200 increase in income before taxes reported during the current period.

Net income was $937,400 or $.07 per common share for the nine months ended March 31, 1997, compared to $686,800 or $.05 per common share for the same period last year. The increase is attributed to significant increase in income from operations, net of the litigation settlement costs of $622,300 or $.04 per common share, reported during the current period. Income from operations increased $969,900 for the nine months ended March 31, 1997. Management attributes the increase in income from operations to a 12.3% increase in sales volumes coupled with a 2.4% decrease in operating costs. There continues to be uncertainty as to whether current economic conditions will present additional challenges during the ensuing months. As such, management stays focused on maximizing financial performance during the balance of fiscal 1997.

Financial Condition

Working capital decreased by $111,900 to $8,046,600 at June 30, 1996. The decrease is consistent with normal fluctuations in accounts receivable, accounts payable, inventories and accrued liabilities consistent with current operations. Cash flows from operations continue to rise and reflected an increase of $274,000 over prior period results. The increase is directly related to an increase in net income of $250,600, to $937,400, for the nine months ended March 31, 1997, compared to the same period last year.

The Company expended a total of $2,445,200 for property, plant and equipment during the nine months ended March 31, 1997. This reflects an increase of $1,698,700 over prior period expenditures. The increase is attributed to the purchase of the Commerce City, Colorado facility in February 1997. The facility consists of 9.73 acres of land and 63,000 sq. feet of manufacturing and office building space. The facility was purchased for $825,000 and the Company anticipates having its current Denver, Colorado operations relocated and operational at the new facility before fiscal year end. Management anticipates spending approximately $400,000 on building repairs and improvements over the next several months. In January 1997, we also completed a 13,800 sq. foot facility expansion at our Texas facility. The Company spent approximately $222,700 on the Texas facility expansion. Fiscal 1997 has also been a record period for machinery and equipment acquisitions. The Company is scheduled to add six additional roto-molding machines to its manufacturing operations. Two roto-molding machines are currently in operation with the remaining four to become operational by fiscal year end. The Company is also adding five automated routers throughout the organization. Four are currently on-line and the fifth will be up and running shortly at our new Commerce City facility. Since the 1991 merger, management has been very committed to expanding and improving its operations. This commitment has allowed the Company to stay in the forefront of the industry and optimizes our position for future growth.

Borrowings under the line of credit have increased $562,100 to $2,545,600 between June 30, 1996 and March 31, 1997. The increase is attributed to the recent Commerce City, Colorado facility acquisition along with machinery and equipment acquisitions and the litigation settlement expenses mentioned above. Management anticipates borrowings on its line of credit to remain consistent with current levels during the remaining portion of fiscal 1997. At March 31, 1997, the Company had approximately $2,450,000 available for future borrowings under its revolving line of credit

In March 1997, the Company borrowed $500,000 against its second machinery and equipment term loan commitment. The proceeds were used to pay down the Company's revolving line of credit which had been used to temporarily finance approximately $625,000 in machinery and equipment purchases. The note currently is due in interest only payments through May 15, 1997, at which time it will convert to a sixty month fully amortizable note.

The Company's financial position is strong. Stockholders' equity increased $217,100 to $18,540,200 during the nine months ended March 31, 1997. Since fiscal 1992 stockholders equity has doubled. It should be noted that this increase is net of the Company's second annual common stock dividend of $.04 per common share, or $565,400, and the repurchase and retirement of 100,000 shares of the Company's common stock at a cost of $161,000. Management holds its shareholders in high regard and will continue to strive to provide them with best possible return.

On or about April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastics, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an expression of interest by a third party and breach of the Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.). In March 1997, the Company reached an amicable out of court settlement. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payment to Bonar U.S., Inc. of $400,000. Pursuant to the settlement agreement, the Company may be required to pay an additional $325,000 to Bonar, U.S., Inc. in September 1997.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

                           ROTONICS MANUFACTURING INC.


                           PART II. OTHER INFORMATION

                                 MARCH 31, 1997


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits
     11. Statement regarding computation of per share earnings.

 (b) Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                     Rotonics Manufacturing Inc.
                                     Registrant




Date: April 18, 1997                 _______________________________________
                                     Sherman McKinniss
                                     President and Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT    DESCRIPTION                                                    PAGE
-------    -----------                                                    ----
   11      Statement Regarding Computation of Per Share Earnings           17