Form 10-K
period 1997-06-30
ROTONICS MANUFACTURING INC/DE
filed 1997-09-15
CIK 801873

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

Commission file number 1-9429

                             ROTONICS MANUFACTURING INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     DELAWARE                                  36-2467474
          -------------------------------                -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)

           17022 South Figueroa Street
                Gardena, California                            90248
          -------------------------------                -------------------
          (Address of principal offices)                      (Zip Code)

Registrant's telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

          COMMON STOCK ($.01 STATED VALUE)             AMERICAN STOCK EXCHANGE
          -------------------------------              -----------------------
              Titles of each class                      Name of each Exchange
                                                         on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 11, 1997, was $11,935,000 (1).

The number of shares of common stock outstanding at September 11, 1997 was 13,987,564.

(1) Excludes 6,349,157 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 11, 1997. Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

Document                                                             Form 10-K
--------                                                             ---------
                                                                        Part
                                                                        ----
Definitive Proxy Statement to be used in connection with
the Annual Meeting of Stockholders to be held on December 9, 1997       III

                               TABLE OF CONTENTS

PART I                                                                  Page
                                                                        ----

Item 1         Business                                                    4
Item 2         Properties                                                  6
Item 3         Legal Proceedings                                           6
Item 4         Submission of Matters to a Vote of Security Holders         6

PART II

Item 5         Market for Registrant's Common Stock and Related
                    Stockholder Matters                                    7
Item 6         Selected Financial Data                                     8
Item 7         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   10
Item 8         Financial Statements and Supplementary Data                13
Item 9         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   13

PART III

Item 10        Directors and Executive Officers of the Registrant         14
Item 11        Executive Compensation                                     14
Item 12        Security Ownership of Certain Beneficial Owners
                    and Management                                        14
Item 13        Certain Relationships and Related Transactions             14

PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                           15

SIGNATURES                                                                16

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

Effective January 1, 1992 the Company acquired Plastech Holdings, Inc. ("Plastech"), and its wholly owned subsidiary, Plastech International, Inc., for $1,777,070 in cash. Plastech was headquartered in Warminster, Pennsylvania with an additional operation in Gainesville, Texas. In July 1992, Plastech was merged with the Company and now operates as two divisions of the Company using the trade names RMI-P and RMI-T.

Effective April 1, 1995 the Company purchased certain assets and assumed certain liabilities of Custom Rotational Molding, Inc. ("CRM") for 300,000 shares of the Company's common stock. The Company assumed CRM's operations in Arleta, California and currently operates this business as a division of the Company at this location using the trade name RMI-A.

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility. In December 1995 the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased on a month-to-month term basis at $6,250 per month.

In February 1997, the Company purchased a 9.73 acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado. The Company has since expended significant resources to refurbish and prepare the facility to house its Colorado operations. By fiscal year end the Company had substantially relocated its operations into this new facility. Management anticipates the remaining improvements to be completed during the second quarter of fiscal 1998. In addition to the new facility the Company added two state of the art roto-molding machines and a CNC router to increase and enhance existing manufacturing capacity. This relocation is pivotal to the Company's growth. Also, the facility is located within an enterprise zone which should provide additional benefits as we move forward.

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

The Company purchases resin from six major suppliers in the U.S. and Canada. There are six additional suppliers of minor significance. As the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not been generally subject to volatile fluctuations which are often experienced by the petroleum industry. The Company also incorporates the use of post-consumer plastic products blended with virgin materials in the manufacturing of products that call for its use.

The Company holds several patents on storage containers used for pharmaceutical and commercial applications. The patents expire through the year 2010. Although the Company has been able to capture its share of this niche market and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company's products is governed by geography and region since large capacity tanks are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs. There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States.
However, each of these businesses still competes in a geographic region as determined by customer demand within that region, a constraint inherent to the industry. Due to its nationwide presence, the Company has substantially alleviated such constraint as the Company's operations are located within approximately 500 miles of all potential customers in the continental United States. The Company's sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix. Peak season is usually experienced in the period from April through June. Historically the quarter from January through March is the slowest production period of the year. The Company's backlog was $4,313,400 and $4,936,400 as of June 30, 1997 and 1996, respectively. All of the backlog orders of June 30, 1997 are expected to be filled during fiscal
1998.

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

EMPLOYEES

As of June 30, 1997, the Company employed a total of 450 individuals. The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan..

ITEM 2. PROPERTIES

The Company's corporate office occupies a separate building comprising approximately 2,500 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

                               Building   Total Facility    Annual
Property                        Square       Square          Base       Expiration
Location                        Footage      Footage         Rent        Date  (2)
--------                       --------   --------------   --------   ---------------
Gardena, California (1)          42,800      183,300       $259,300      October 2001

Arleta, California               29,000       59,000       $184,400      October 1997

Caldwell, Idaho                  21,250       71,200       $ 73,900    September 2000

Warminster, Pennsylvania (1)     39,100      217,800       $113,000          May 1998

Bartow, Florida                  34,000      150,600       $103,800    September 1999

Gainesville, Texas (3)              -        108,900       $  1,000        April 2001

(1)  The Company has an option to purchase these facilities.
(2)  Does not give effect to an renewal options.
(3)  Represents a 2.5 acre ground lease adjacent to Texas facility.

The Company owns 2.1 unencumbered acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas. In September, 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) currently encumbered by a $1.15 million mortgage in Bensenville, Illinois for the Company's Illinois manufacturing operations. In February 1997 the Company purchased for cash
9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado for the Company's Colorado manufacturing operations. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and its operations incorporated into the Illinois facility. The Wisconsin facility is currently leased to an unrelated lessee for $6,250 per month.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management, will not have a significant adverse effect on the financial position or the results of operations of the Company.

On April 16, 1996, the Company was named as defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996 the Company announced that it had terminated the Agreement in Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastics, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.). In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ($.01 stated value) is traded on the American Stock Exchange ("AMEX") under the symbol "RMI". The number of stockholders of record of the Company's Common Stock was approximately 6,600 at September 11, 1997.

                             PRICE RANGE OF COMMON STOCK

The following table sets forth the quarterly price ranges of the Company's Common Stock in Fiscal 1997 and 1996, as reported on the composite transactions reporting system for AMEX listed stocks.

                                                        High        Low
                                                     ---------   ---------
Fiscal 1996
         First Quarter Ended September 30, 1995       $      3    $1-15/16
         Second Quarter Ended December 31, 1995         2-7/16       1-3/8
         Third Quarter Ended March 31, 1996            2-13/16       1-1/2
         Fourth Quarter Ended June 30, 1996              2-1/4      1-5/16

Fiscal 1997
         First Quarter Ended September 30, 1996       $  1-1/2    $ 1-5/16
         Second Quarter Ended December 31, 1996          1-3/4       1-1/4
         Third Quarter Ended March 31, 1997            1-11/16       1-3/8
         Fourth Quarter Ended June 30, 1997              1-1/2       1-1/4


In fiscal 1997 and 1996 the Company paid a regular cash dividend of $.04 per share on its Common Stock. Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company's future financial ability to declare and pay such dividends. Additionally, certain lending agreements restrict the Company from declaring or paying dividends on its Common Stock. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources.") According to the lending agreement with its bank, the Company may not declare or pay any dividend or distribution on any stock or redeem, retire, repurchase or otherwise acquire any of such shares unless the Company can obtain prior bank authorization and appropriate waivers.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Year ended June 30,
                                              -------------------------------------------------------------------------
                                                   1997           1996         1995(B)          1994           1993
                                              -------------  -------------  -------------  -------------  -------------
INCOME STATEMENT DATA
Net sales                                     $  39,385,100  $  35,703,600  $  35,887,600  $  31,346,300  $  27,983,800

Cost of goods sold                               29,292,100     26,443,700     26,298,900     23,312,300     20,817,400

Gross margin                                     10,093,000      9,259,900      9,588,700      8,034,000      7,166,400

Selling, general and
   administrative expenses                        6,239,600      6,313,100      5,767,900      5,636,800      5,905,700

Interest expense                                    556,500        696,500        766,500        592,500        577,700

Income from continuing operations
   before change in accounting principle
   for income taxes (C)                           1,441,800      1,472,700      3,287,600      1,873,000        203,000

Loss on disposal of
   discontinued operations                                -              -              -              -       (167,800)

Cumulative effect of change in account-
 ting principle for income taxes (D)                      -              -              -      4,013,000              -

Net income                                     $  1,441,800   $  1,472,700   $  3,287,600   $  5,886,000  $      35,200

Income/(loss) from
   continuing operations
   per common share                                  $  .10         $  .10         $  .24         $  .13        $  (.03)

Average common shares
   outstanding (A)                               14,135,200     13,858,300     12,607,900     11,959,600      9,942,700

OTHER FINANCIAL DATA

Income from continuing
   operations as a percent of sales                    3.7%           4.1%           9.2%           6.0%           0.7%

(A) Computed on the basis of the weighted average number of common shares outstanding during each year, including dilutive common stock equivalents and adjusted to reflect a 1-for-3 reverse stock split effective December 17, 1992.

(B) Includes the results of operations of CRM since the effective date of acquisition.

(C)  Fiscal years 1997 and 1993 include $1,010,800 and $469,000, respectively, in costs relating to two different lawsuit settlements.

(D) Represents the recognition of a net deferred tax asset in conjunction with the adoption of FAS 109, "Accounting for Income Taxes" (see
     Note 13 of Notes to Financial Statements).

                                                                             At June 30,
                                              -------------------------------------------------------------------------
                                                   1997           1996         1995(B)          1994           1993
                                              -------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA

Current assets                                $  12,814,000  $  13,023,000  $  11,903,200   $  9,244,500   $  6,811,000

Current liabilities                               5,099,700      4,864,500      4,766,000      7,256,300      7,734,300

Working capital surplus/(deficit)                 7,714,300      8,158,500      7,137,200      1,988,200       (923,300)

Total assets                                     30,634,400     29,055,700     30,359,400     24,939,000     19,418,100

Long-term debt                                    6,486,100      5,864,100      7,707,700      2,834,400      1,982,500

Total liabilities                                11,589,800     10,732,600     12,477,700     10,095,700      9,790,500

Preferred stock                                           -              -      3,000,000      3,875,000      4,250,000

Current ratio                                      2.5 to 1       2.7 to 1       2.5 to 1       1.3 to 1        .9 to 1

Net book value per
  common share (A)                                  $  1.35        $  1.29        $  1.15         $  .92         $  .46


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

OPERATIONS

Net sales increased $3,681,500 or 10.3% to $39,385,100 in fiscal 1997 compared to $35,703,600 in fiscal 1996. The majority of the Company's product lines sustained relatively level sales volumes as compared to fiscal 1996 with the increased volumes related directly to increases in marine, custom molded products and customer tooling. Custom molded products reported an impressive 40% increase over prior year volumes. Management attributes this gain to its experienced sales/engineering staff's ability to expand the Company's marketshare of these products. During the last several years the Company has also capitalized on the roto-molding industry's overall expanding marketplace for its products. In fiscal 1996, we experienced a lackluster marketplace due to the volatile resin prices and then what appeared to be a return of consumer confidence in fiscal 1997. However, certain analysts in the industry have indicated that the industry appears to have reached a temporary plateau. Management is watching these trends to ascertain what impact, if any, it will have on the Company's growth projections. In fiscal 1997, the Company continued to reinvest a large portion of its cashflows to expand its manufacturing capacity and operations. In the later part of fiscal 1997, the Company also purchased a new facility in Commerce City, Colorado and by year end had relocated its Colorado operations into this larger facility. Management believes this region offers great growth potential and will strive for similar performance that the Illinois facility has obtained since its relocation in fiscal 1996.

Net sales for fiscal 1996 were relatively consistent with prior year results reporting net sales of $35,703,600 compared to $35,887,600 for fiscal 1995. Fiscal 1996 was a challenging year for the Company as well as the roto-molding industry in general due to tremendous fluctuations in raw material which in turn caused confusion and anxiety in the marketplace. Management was pleased that in spite of these adverse conditions it was still able to maintain its overall market share. In fiscal 1996, the Company closed its Wisconsin facility and combined the operations into its Illinois facility. During this transition the Company did realize an overall reduction in sales volumes. However, since completion of the relocation process during the fourth quarter of fiscal 1996, the restructured Illinois facility is primed to handle increased sales volumes. Management anticipates realizing increased volumes in this region as it capitalizes on Illinois facilities resources, increased capacity and growth potential. Again, due to a lackluster marketplace in fiscal 1996, several of the Company's proprietary product lines fell below fiscal 1995 sales volume levels but, the Company also reported notable increases in marine, custom, customer tooling and medical waste sales which aided to minimize any shortfalls realized. The Company continues to see future growth potential in these aforementioned product lines as well as continued focus to increase market share for its material handling and agricultural product lines.

Cost of goods was $29,292,100 or 74.4% of net sales in fiscal 1997 compared to $26,443,700 or 74.1% and $26,298,900 or 73.3% of net sales in fiscal 1996 and 1995. Since fiscal 1995, the Roto-molding Industry has experienced extreme volatility in plastic resin prices. These price increases have resulted in approximately a 50% increase in raw material prices per pound since the beginning of this three year period. The price increases were enacted by the various resin suppliers in response to domestic and foreign material demands as well as various natural and internal disasters experienced by the resin suppliers. The cost of plastic resin represents a significant portion of the Company's manufacturing costs and has continually challenged the Company to effectively mitigate these increases. Since fiscal 1995, the Company was relatively successful in mitigating these resin price increases by initiating customer price increases and various raw material purchasing strategies. In fiscal 1997, the Company also benefited from increased volumes of custom molded products. Pricing structures for custom molded products typically follow market trends and allow the Company to obtain gross margin levels consistent with Company objectives. Between fiscal 1995 and 1996, the Company experienced increased costs as it depleted lower priced resin reserves and replaced them with resin purchased at higher market prices. These costs were partially mitigated during the remainder of fiscal 1996 using the strategies mentioned above coupled with temporary restructure in resin prices and improved customer buying trends. As the Company moves forward into fiscal 1998, management will continue to monitor and take the necessary defensive tactics to minimize future increases in resin prices. If resin prices do not stabilize and the marketplace reacts adversely to future pricing structures these factors could have an effect on the Company's gross profit margin in fiscal 1998.

Selling, general and administrative expenses were $6,239,600 or 15.8% of net sales in fiscal 1997 compared to $6,313,100 or 17.7% of net sales in fiscal 1996. The overall decrease is primarily attributable to the 10.3% increase in 1997 sales volumes and management's ability to keep these costs in synch with the current sales volume levels. Management continued the restructuring of its sales/engineering staff in fiscal 1997. The changes enacted have had a positive impact on the Company's sales growth with a minimal impact to increased selling costs. The Company has also benefited from the operating efficiencies realized since the completed consolidation of the Illinois and Wisconsin facilities.

Selling, general and administrative expenses were $6,313,100 or 17.7% of net sales in fiscal 1996 compared to $5,767,900 or 16.1% in fiscal 1995. The increase is substantially attributed to approximately $435,000 in additional expenses incurred associated with the Arleta, California facility which was acquired during the fourth quarter of fiscal 1995. The remaining increase is attributed to increased professional fees of approximately $110,000 associated with a proposed acquisition of the Company and approximately $50,000 in excess administrative expenses incurred during the Wisconsin facility consolidation. The latter costs have been partially mitigated due to improved operating efficiencies realized subsequent to the consolidation of the two plants.

Income from operations was $3,853,400 or 9.8% of net sales in fiscal 1997 compared to $2,946,800 or 8.3% and $3,820,800 or 10.6% of net sales in fiscal 1996 and 1995. Management is pleased with the progress the Company has made in fiscal 1997 to improve the level of income from operations in relation to current sales volumes. The Company continues to face industry challenges but will strive to obtain the same satisfactory results which were obtained between fiscal 1997 and 1996 by mitigating the effect of resin price increases, maintaining consistent levels of selling, general and administrative and expanding marketshare of its products.

Interest expense decreased $140,000 to $556,500 in fiscal 1997 compared to $696,500 in fiscal 1996. The decrease is attributed to reductions in the Company's overall debt structure during the first half of fiscal 1997 coupled with stable interest rates during the majority of the year and the Company's extensive use of optional bank LIBOR interest rates. During later part of fiscal 1997, the Company made significant machinery and equipment purchases and purchased a 9.73 acre facility in Commerce City, Colorado to expand and relocate its Colorado operations. These expenditures set the stage for the Company's future growth and were funded by operating cashflows and the issuance of additional bank financing. The later has increased the Company's overall debt structure by approximately $725,000 at fiscal year end and will result in additional interest costs in fiscal 1998.

Interest expense decreased $70,000 to $696,500 in fiscal 1996 compared to $766,500 in fiscal 1995. The decrease is attributed to a overall reduction in the Company's debt structure of approximately $1.8 million as of June 30, 1996 coupled with last years renegotiated interest rates and reductions in the bank's prime lending interest rate which lowered interest rates by 1.75% - 2%.

Income before income taxes remained relatively consistent at $2,384,600 or $.17 per common share in fiscal 1997 compared to $2,407,200 or $.17 per common share in fiscal 1996. Although consistent with prior year, the Company's 1997 results included costs of $1,010,800 or $.07 per common share related to litigation settlement expenses (see Note 14 of "Notes to Financial Statements"). Total litigation costs represent an out of court settlement of $750,000 plus additional related legal costs of $260,800.

Income before income taxes decreased $784,800 to $2,407,200 or $.17 per common share in fiscal 1996 compared to $3,192,000 or $.23 per common share in fiscal 1995. The decrease is due to slightly lower sales volumes during the current fiscal year coupled with the resin cost increase and increases in selling, general and administrative expenses outlined above. Although operating results were below prior years' levels, management feels the current year's results were satisfactory when one considers the challenging events which plagued fiscal 1996. Income tax expense was $942,800 or $.07 per common share for fiscal 1997 compared to $934,500 or $.07 per common share in fiscal 1996. Since fiscal 1996 when the Company depleted its federal valuation allowance reserve, the Company's income tax provision has included a significant deferred tax component of $786,200 or $.06 per common share and $743,100 or $.05 per common share in fiscal 1997 and 1996, respectively. The Company will continue to report a large deferred tax provision until such time that the Company's NOL's ($9.3 million at June 30, 1997) and corresponding deferred tax assets are fully utilized. Management also notes that the deferred tax provision does not result in current outlays of cashflows due to the utilization of its NOL's. These cashflow savings are then available to supplement funding of the Company's expansion projects, pay common stock dividends and reduce outstanding debt.

Income tax expense was $934,500 or $.07 per common share for fiscal 1996 compared to income tax benefits of $95,600 for fiscal 1995. The increase is due to the recognition of deferred income taxes during fiscal 1996 which in prior years were minimized by the reversal of the Company's deferred tax asset valuation allowance. During fiscal 1996, the Company depleted the remaining $590,300 valuation allowance reserve based on management's continuing assessment and belief that the Company will continue to utilize its NOL's in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $444,200 to $7,714,300 at June 30, 1997 compared to $8,158,500 at June 30, 1996. The decrease was primarily due to reductions in accounts receivable and current deferred tax assets and an increase in accounts payable, net of decreases in accrued liabilities and an increase in inventories. The decrease in accounts receivable was due to improvements in the Company's days sales outstanding in fiscal 1997. The increases in inventories and accounts payable are primarily due to the higher transaction levels related to increased sales volumes and also to raw material purchasing strategies initiated at fiscal year end.

Cash provided by operations was $3,778,900 for fiscal 1997 which was consistent with fiscal 1996 results of $3,774,100. The main source of funds were net income and non-cash expense items including depreciation, amortization and deferred income taxes.

The Company expended a total of $3,797,800 for property, plant and equipment during fiscal 1997 compared to $981,100 for fiscal 1996. This reflects an increase of $2,816,700 over prior period expenditures. The increase is partially attributed to the purchase of the Commerce City, Colorado facility in February 1997. The facility consists of 9.73 acres of land and 63,000 sq. feet of manufacturing and office building space. The facility was purchased for $825,000 and to date the Company has expended an additional $325,000 on building and facility improvements. Management anticipates spending an additional $250,000 in fiscal 1998 to complete the project. In January 1997, we also completed a 13,800 sq. foot facility expansion at our Texas facility.
 The Company spent approximately $222,700 on this expansion project. Fiscal 1997 has also been a record period for machinery and equipment acquisitions. The Company added six additional roto-molding machines and five automated routers to its manufacturing operations. Since the 1991 merger, management has been very committed to expanding and improving its operations. This commitment has allowed the Company to stay in the forefront of the industry and optimizes our position for future growth.

In March and June 1997, the Company borrowed $500,000 and $1,000,000, respectively against its machinery and equipment term loan commitments. The proceeds were used to pay down the Company's revolving line of credit which had been used to temporarily finance approximately $1.9 million in machinery and equipment purchases. The notes are each due in sixty monthly principal installments plus interest at the bank's prime or optional LIBOR interest rates. In addition, the Company received an additional $1.2 million machinery and equipment term loan commitment from the bank for the financing of future capital expenditures.

In July 1997, the Company renewed its $5 million secured line of credit with the bank which extended its maturity date to July 15, 1999. Net borrowings under the line of credit increased $389,900 to $2,373,400 between June 30, 1996 and June 30, 1997. Current increases in the line are primarily related to ongoing capital expenditures, including the building improvement in Commerce City, until such time these costs are refinanced under long-term debt arrangements.

The Company's financial position continues to strengthen. Stockholder's equity increased $721,500 to $19,044,600 in fiscal 1997 and since fiscal 1992 stockholder's equity has more than doubled. This increase is net of the Company's second annual common stock dividend of $.04 per common share, or $565,400, which was declared on December 10, 1996 and paid on January 24, 1997 to stockholders of record on January 6, 1997. In fiscal 1997, the Company initiated and completed a common stock buy back program which resulted in the repurchase and subsequent retirement of 100,000 shares of common stock at a cost of $161,000.

On April 16, 1996, the Company was named as a defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the
Company by Bonar U.S., Inc.   On April 3, 1996, the Company announced that it
had terminated the Agreement of Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastic, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding Inc.) In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997.

Cashflows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company's Annual Meeting of the Stockholders to be held on December 9, 1997 ("the Proxy Statement")

EXECUTIVE OFFICERS

As of September 11, 1997, the executive officers of the Company were as follows:

Name                         Age            Position
----                         ---            --------
Sherman McKinniss            61             President, Chief Executive Officer,
                                            Chairman of the Board

E. Paul Tonkovich            59             Secretary, Director

Douglas W. Russell           36             Chief Financial Officer,
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

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

                                                                      Page
                                                                      ----
         (1)  Financial Statements:

              Report of Independent Public Accountants                F-1 - F-2
              Balance Sheet, June 30, 1997 and 1996                   F-3
              Statement of Income,
                Years Ended June 30, 1997, 1996 and 1995              F-4
              Statement of Changes in Stockholders' Equity,
                Years Ended June 30, 1997, 1996, and 1995             F-5
              Statement of Cash Flows,
                Years Ended June 30, 1997, 1996, and 1995             F-6
              Notes to Financial Statements                           F-7

         (2)  Financial Statement Schedules:

              VIII   Valuation and Qualifying Accounts,
                     Years Ended June 30, 1997, 1996, and 1995        F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (b)  Reports on Form 8-K:

         No reports were filed on Form 8-K during the last quarter of fiscal year ended June 30, 1997.

    (c)  The following exhibits are filed as part of this report:

Exhibit
Number        Exhibit Title
-------       -------------
 3.1     Restated Certificate of Incorporation, as amended February 11, 1997

10.1 Credit Agreement and related Promissory notes between registrant and Wells Fargo Bank dated July 16, 1997

23(a)    Consent of Independent Public Accountants - Arthur Andersen LLP

23(b)    Consent of Independent Accountants - Price Waterhouse LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROTONICS MANUFACTURING INC.


                                           By   /s/   SHERMAN MCKINNISS
                                               ------------------------------
                                                            Sherman McKinniss
                                           President, Chief Executive Officer

                                                              Date 09/15/1997


                                           By   /s/   DOUGLAS W. RUSSELL
                                               ------------------------------
                                                           Douglas W. Russell
                                                      Chief Financial Officer
                                                Assistant Secretary/Treasurer

                                                              Date 09/15/1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----


 /s/   L. JOHN POLITE, JR.             Director                      09/15/1997
--------------------------------
L. John Polite, Jr.



 /s/  E. PAUL TONKOVICH                Secretary, Director           09/15/1997
--------------------------------
E. Paul Tonkovich



 /s/  DAVID C. POLITE                  Director                      09/15/1997
--------------------------------
David C. Polite



 /s/  LARRY DEDONATO                   Director                      09/15/1997
--------------------------------
Larry DeDonato



 /s/  JAMES E. EVANS                   Director                      09/15/1997
--------------------------------
James E. Evans

                             ROTONICS MANUFACTURING INC.

                                 FINANCIAL STATEMENTS

                                    *  *  *  *  *

                                    JUNE 30, 1997

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index appearing under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP
Orange County, California
August 21, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material aspects, the results of operations of Rotonics Manufacturing Inc. and its cash flows for the year ended June 30, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Los Angeles, California
September 11, 1995

                          ROTONICS MANUFACTURING INC.
                                 BALANCE SHEET

                                                                                               JUNE 30,
                                                                                  --------------------------------
                                                                                       1997               1996
                                                                                  -------------       ------------
                                          ASSETS
Current assets:
 Cash                                                                             $     12,100        $     11,600
 Accounts receivable, net of allowance for doubtful accounts
  of $90,000 (Notes 7 and 8)                                                         5,334,400           5,790,700
 Current portion of notes receivable (Note 3)                                           48,100              46,900
 Inventories (Notes 4 , 7 and 8)                                                     5,602,700           4,939,400
 Deferred income taxes, net (Note 13)                                                1,574,600           2,015,900
 Prepaid expenses and other current assets                                             242,100             218,500
                                                                                    ----------        ------------

   Total current assets                                                             12,814,000          13,023,000

Notes receivable, less current portion (Note 3)                                        455,000             455,000
Deferred income taxes, net (Note 13)                                                 1,441,400           1,786,300
Property, plant and equipment, net (Notes 5, 7 and 8)                               10,799,500           8,316,900
Intangible assets, net (Note 6)                                                      5,065,500           5,382,100
Other assets                                                                            59,000              92,400
                                                                                  ------------        ------------

                                                                                  $ 30,634,400        $ 29,055,700
                                                                                  ------------        ------------
                                                                                  ------------        ------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt (Note 8)                                        $   1,281,300       $   1,176,700
Accounts payable                                                                      2,953,100           2,686,100
Accrued liabilities (Note 10)                                                           865,300           1,001,700
                                                                                  -------------       -------------

    Total current liabilities                                                         5,099,700           4,864,500

Bank line of credit (Note 7)                                                          2,373,400           1,983,500
Long-term debt, less current portion (Note 8)                                         4,112,700           3,880,600
Other liabilities                                                                         4,000               4,000
                                                                                  -------------       -------------

    Total liabilities                                                                11,589,800          10,732,600
                                                                                  -------------       -------------
                                                                                  -------------       -------------
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, stated value $.01: authorized 20,000,000 shares;
  issued and outstanding 14,065,995 and 14,158,517 shares, respectively,
net of treasury shares (Notes 9 and 12)                                              24,422,500          24,577,400
Accumulated deficit                                                                  (5,377,900)         (6,254,300)
                                                                                  -------------       -------------

    Total stockholders' equity                                                       19,044,600          18,323,100
                                                                                  -------------       -------------

                                                                                  $  30,634,400       $  29,055,700
                                                                                  -------------       -------------
                                                                                  -------------       -------------

  The accompanying notes are an integral part of these financial statements.

                         ROTONICS MANUFACTURING INC.
                              STATEMENT OF INCOME

                                                                     For the year ended June 30,
                                                             -------------------------------------------
                                                                  1997           1996           1995
                                                             -------------  -------------  -------------
Net sales                                                    $  39,385,100  $  35,703,600  $  35,887,600
                                                             -------------  -------------  -------------

Costs and expenses:
  Cost of goods sold                                            29,292,100     26,443,700     26,298,900
  Selling, general and administrative expenses                   6,239,600      6,313,100      5,767,900
                                                             -------------  -------------  -------------

     Total costs and expenses                                   35,531,700     32,756,800     32,066,800
                                                             -------------  -------------  -------------

Income from operations                                           3,853,400      2,946,800      3,820,800
                                                             -------------  -------------  -------------
Other (expense)/income:
  Interest expense                                                (556,500)      (696,500)      (766,500)
  Lawsuit settlement (Note 14)                                  (1,010,800)         -              -
  Other income, net                                                 98,500        156,900        137,700
                                                             -------------  -------------  -------------
     Total other expense                                        (1,468,800)      (539,600)      (628,800)
                                                             -------------  -------------  -------------

Income before income taxes                                       2,384,600      2,407,200      3,192,000

Income tax (provision)/benefit (Note 13)                          (942,800)      (934,500)        95,600
                                                             -------------  -------------  -------------

Net income                                                       1,441,800      1,472,700      3,287,600

Preferred stock dividends                                            -            (62,000)      (301,600)
                                                             -------------  -------------  -------------

Net income applicable to common and equivalent shares         $  1,441,800   $  1,410,700  $   2,986,000
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

Net income per common and equivalent shares (Note 1)                $  .10         $  .10         $  .24
                                                                    ------         ------         ------
                                                                    ------         ------         ------

  The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Preferred Stock              Common Stock       Accumulated Deficit   Total
                                          ------------------------   ------------------------ ------------------- ----------
                                            Shares       Amount        Shares       Amount
                                          ----------  ------------   ----------  -------------
Balances, June 30, 1994                    3,875,000  $  3,875,000   11,968,745  $  21,053,100  $  (10,084,800) $  14,843,300


Stock issued in connection with
  Custom Rotational Molding, Inc. purchase      -             -         300,000        412,500            -           412,500
Redemptions of preferred stock              (500,000)     (500,000)     615,384        500,000            -              -
Stock issued in connection with
  exercise of outstanding options               -             -          19,623         14,900            -            14,900
Repurchase of preferred shares              (375,000)     (375,000)        -              -               -          (375,000)
Preferred stock dividends                       -             -            -              -           (301,600)      (301,600)

Net income                                      -             -            -              -          3,287,600      3,287,600
                                          ----------  ------------   ----------  -------------  --------------  -------------

Balances, June 30, 1995                    3,000,000     3,000,000   12,903,752     21,980,500      (7,098,800)    17,881,700

Redemptions of preferred stock            (2,749,800)   (2,749,800)   1,374,884      2,749,800            -              -
Stock issued in connection with
  exercise of outstanding options               -             -           5,333          4,200            -          4,200
Repurchase of preferred shares              (250,200)     (250,200)        -           -                  -          (250,200)
Repurchase of common stock                      -             -        (125,452)      (157,100)           -          (157,100)
Preferred stock dividends                       -             -            -              -            (62,000)       (62,000)
Common stock dividends                          -             -            -              -           (566,200)      (566,200)

Net income                                      -             -            -              -          1,472,700      1,472,700
                                          ----------  ------------   ----------  -------------  --------------  -------------

Balances, June 30, 1996                         -             -      14,158,517     24,577,400      (6,254,300)    18,323,100

Stock issued in connection with
  exercise of outstanding options               -             -           7,500          6,100            -             6,100
Repurchase of common stock                      -             -        (100,022)      (161,000)           -          (161,000)
Common stock dividends                          -             -            -              -           (565,400)      (565,400)

Net income                                      -             -            -              -          1,441,800      1,441,800
                                          ----------  ------------   ----------  -------------  --------------  -------------

Balance, June 30, 1997                          -     $       -      14,065,995  $  24,422,500   $  (5,377,900) $  19,044,600
                                          ----------  ------------   ----------  -------------  --------------  -------------
                                          ----------  ------------   ----------  -------------  --------------  -------------

  The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                           STATEMENT OF CASH FLOWS

                                                                                  For the year ended June 30,
                                                                           ------------------------------------------
                                                                                1997           1996          1995
                                                                           ------------   ------------   ------------
Cash flows from operating activities:
 Net income                                                                $  1,441,800   $  1,472,700   $  3,287,600
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                              1,617,000      1,588,100      1,484,100
   Loss on sales of equipment                                                    21,800            -              -
   Deferred income tax expense/(benefit)                                        786,200        743,100       (304,000)
   Provision for doubtful accounts                                               63,900         58,800         24,200
   Changes in assets and liabilities, net of
      effect from purchase of business:
      Decrease/(increase) in accounts receivable                                392,400       (508,000)      (182,600)
      (Increase)/decrease in inventories                                       (663,300)       412,700     (1,725,600)
      (Increase)/decrease in prepaid expenses and other current assets          (23,600)      (103,700)       127,100
      Decrease/(increase) in other assets                                        23,200          2,900        (17,100)
      Increase/(decrease) in accounts payable                                   243,700        329,000       (318,500)
      (Decrease)/increase in accrued liabilities                               (124,200)      (198,100)        50,900
      (Decrease)/increase in income taxes payable                                   -          (23,400)         6,300
      Decrease in other liabilities                                                 -              -           (1,000)
                                                                           ------------   ------------   ------------

Net cash provided by operating activities                                     3,778,900      3,774,100      2,431,400
                                                                           ------------   ------------   ------------
Cash flows from investing activities:
 Cash obtained from purchase of Custom Rotational Molding, Inc.                     -              -          106,200
 (Advances)/repayments on notes receivable                                       (1,200)         5,800         93,700
 Capital expenditures                                                        (3,797,800)      (981,100)    (3,023,100)
 Proceeds from sales of equipment                                                 3,200            -              -
                                                                           ------------   ------------   ------------

Net cash used in investing activities                                        (3,795,800)      (975,300)    (2,823,200)
                                                                           ------------   ------------   ------------
Cash flows from financing activities:
 Borrowings under line of credit                                              9,700,000      7,758,800     12,384,500
 Repayments under line of credit                                             (9,310,100)    (8,835,600)   (12,291,700)
 Proceeds from issuance of long-term debt                                     1,526,400        500,000      6,080,000
 Repayments of long-term debt                                                (1,189,700)    (1,264,600)    (5,019,100)
 Redemption of preferred stock                                                      -         (250,200)      (375,000)
 Payment of preferred stock dividends                                               -          (85,400)      (307,700)
 Payment of common stock dividends                                             (554,300)      (554,000)           -
 Proceeds from exercise of stock options and warrants                             6,100          4,200         14,900
 Repurchases of common stock                                                   (161,000)      (157,100)           -
                                                                           ------------   ------------   ------------

Net cash provided by/(used in) financing activities                              17,400     (2,883,900)       485,900
                                                                           ------------   ------------   ------------

Net increase/(decrease) in cash                                                     500        (85,100)        94,100
Cash at beginning of year                                                        11,600         96,700          2,600
                                                                           ------------   ------------   ------------

Cash at end of year                                                        $     12,100      $  11,600      $  96,700
                                                                           ------------   ------------   ------------
                                                                           ------------   ------------   ------------

  The accompanying notes are an integral part of these financial statements.

                         ROTONICS MANUFACTURING INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND OPERATIONS

Rotonics Manufacturing Inc. (the "Company"), a Delaware corporation manufactures and markets plastic containers and vessels for commercial, agricultural, refuse, pharmaceutical, marine, health care and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets. No single customer accounted for more than 10% of the Company's net sales in fiscal 1997, 1996, or 1995. In fiscal 1997 the Company purchased in aggregate approximately 89% of its plastic resin from four vendors. Plastic resin represents a significant portion of the Company's manufacturing costs. As such, economic factors which affect the Company's plastic resin vendors will have a potential impact on the Company's future operations.

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

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

EARNINGS PER SHARE

Earnings per share are calculated based on the weighted average outstanding number of common and dilutive common equivalent shares. Common equivalent shares include outstanding stock options and warrants. The weighted average number of shares used in determining income per common share was 14,135,200, 13,858,300 and 12,607,900 in fiscal 1997, 1996 and 1995, respectively.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the Company to disclose proforma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used for stock based compensation. The adoption of these pronouncements had no impact to the Company's financial position or results of operations.

Effective December 31, 1997, the Company will be required to adopt SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The adoption of this promouncement is not expected to have a significant impact on the Company's earnings per share.

NOTE 2 - ACQUISITIONS:

On May 31, 1995 the Company purchased certain assets and assumed certain liabilities, including $700,000 of debt, of Custom Rotational Molding, Inc. ("CRM") for 300,000 shares of the Company's common stock with a fair value of $412,500. The acquisition was accounted for as a purchase and in accordance with the Agreement and Plan of Reorganization was effective April 1, 1995. The Company's results of operations include those of CRM since the effective date of the acquisition. The purchase price allocation, resulted in no recognition of goodwill. The Company's results of operations in fiscal 1995 would not have been materially different had the acquisition of CRM been effective as of the beginning of the respective period. CRM currently conducts business as a division of the Company using the trade name RMI-A and primarily manufactures custom molded products for a variety of industries.

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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users. The Company shall pay to this former customer royalties at the initial rate of 10% of the Company's net sales of these products. Half of the royalty payments shall be applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier. Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005. As of June 30, 1997 and 1996, the total balance of this note amounted to $503,100 and $487,100 including accrued interest of $48,100 and $32,100, respectively. The Company intends to hold this note until maturity.

NOTE 4 - INVENTORIES:

Inventories consist of:                                    June 30,
                                                   ------------------------
                                                     1997           1996
                                                   ----------     ----------
Raw materials                                      $3,160,000     $2,691,300

Finished goods                                      2,442,700      2,248,100
                                                   ----------     ----------
                                                   $5,602,700     $4,939,400
                                                   ----------     ----------
                                                   ----------     ----------


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:                  June 30,
                                                  --------------------------
                                                     1997           1996
                                                  -----------    -----------
Land                                              $ 1,039,500    $   574,200
Buildings and building improvements                 3,274,500      2,701,500
Machinery, equipment, furniture and fixtures       13,762,700     11,376,200
Construction in progress                              359,900         93,800
                                                  -----------    -----------
                                                   18,436,600     14,745,700

Less - accumulated depreciation                    (7,637,100)    (6,428,800)
                                                  -----------    -----------
                                                  $10,799,500    $ 8,316,900
                                                  -----------    -----------
                                                  -----------    -----------


NOTE 6 - INTANGIBLE ASSETS:

Intangible assets consist of:                              June 30,
                                                  --------------------------
                                                     1997            1996
                                                  -----------    -----------
Patents, net of accumulated amortization
  of $95,200 and $79,600                          $    35,200    $    50,800
Goodwill, net of accumulated amortization
  of $2,070,000 and $1,768,900                      5,030,300      5,331,300
                                                   ----------     ----------

                                                   $5,065,500     $5,382,100
                                                   ----------     ----------
                                                   ----------     ----------

The carrying values of long-lived assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

NOTE 7 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which matures on July 15, 1999. The line is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at June 30, 1997 was 8.5% per annum. In addition, the loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for up to 90-day periods. At June 30, 1997 total borrowings under the Company's line of credit was $2,373,400 of which $2,250,000 was borrowed under the LIBOR option. The LIBOR borrowings consist of two borrowings of $1,250,000 and $1,000,000 both bearing a LIBOR interest rate of 8.1875% per annum and maturing on July 16, 1997 and July 28, 1997, respectively. Proceeds from the loan were used for working capital purposes. At June 30, 1997 the Company had approximately $2,625,000 available for future borrowings under the revolving line of credit. The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions. The Company was in compliance with these covenants for fiscal 1997.

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of:               June 30,
                                  -------------------------
                                     1997           1996
                                  ----------     ----------

Note payable - Bank       (A)     $2,333,300     $3,133,300
Note payable - Bank       (B)              -        197,500
Note payable - Bank       (C)        391,700        491,700
Note payable - Bank       (D)        491,500              -
Note payable - Bank       (E)      1,000,000              -
Note payable - Bank       (F)      1,147,100      1,213,600
Other                                 30,400         21,200
                                  ----------     ----------
                                   5,394,000      5,057,300

Less-current portion              (1,281,300)    (1,176,700)
                                  ----------     ----------

                                  $4,112,700     $3,880,600
                                  ----------     ----------
                                  ----------     ----------

(A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at June 30, 1997). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At June 30, 1997 the Company had $2,250,000 of the outstanding principal balance under the LIBOR option at 8.1875% per annum maturing on July 16 1997. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) This note was issued to the First State Bank of Gainesville in the original amount of $250,000. The loan was due in monthly installments of $3,000 including interest at 8% per annum beginning September 1993 and continuing for 36 months at which time the entire balance of unpaid principal plus accrued interest was due and payable. The note was secured by a deed of trust on the Company's real property in Gainesville, Texas. Proceeds from the loan were used for working capital purposes and to finance the majority of a fixed asset expansion project at the Company's Idaho facility. In August 1996 the note was repaid in full and the lien on the Texas property was removed.

(C) In fiscal 1996 the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at June 30, 1997) or LIBOR interest rate option for periods up to six months. At June 30, 1997 the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing July 16, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(D) In March 1997 the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (8.5% per annum at June 30, 1997) or LIBOR interest rate option for periods up to six months. At June 30, 1997 the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing July 24, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(E) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (8.5% per annum at June 30, 1997) or LIBOR interest rate option for periods up to three months. At June 30, 1997, the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing July 28, 1997. The note is secured by the Company's machinery and equipment and matures on June 15, 2002.

    At June 30, 1997, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 15, 1998, at which time amounts borrowed will convert to a 60 month fully amortizable loan.

(F) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at June 30, 1997) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999.

Aggregate annual maturities of long-term debt are summarized as follows:

    Year Ending June 30,
    --------------------
        1998                                     $1,281,300
        1999                                      1,273,500
        2000                                      2,155,100
        2001                                        399,400
        2002                                        284,700
                                                 ----------
                                                 $5,394,000
                                                 ----------
                                                 ----------

NOTE 9 - RELATED PARTY TRANSACTIONS:

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

In September 1995, in accordance with unanimous approval of the Board of Directors, an officer/director of the Company converted his remaining 2,158,950 outstanding shares of Series A Preferred Stock to 1,079,475 shares of the Company's common stock. The shares were converted on the basis of one share of common stock issued for every two shares of preferred outstanding.

The Company sells plastic resin and molded plastic products to a company in which an officer/director of the Company has a minority interest. Sales to the Company amounted to $412,300, $319,900 and $152,500 in fiscal years 1997, 1996 and 1995, respectively. Amounts due on sales to this company were $151,500 and $128,800 at June 30, 1997 and 1996, respectively, and are included in accounts receivable in the accompanying balance sheet.

In fiscal years 1997, 1996 and 1995, the Company incurred legal fees and costs amounting to $103,400, $83,000 and $48,500, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities consist of:                            June 30,
                                                      ---------------------
                                                        1997        1996
                                                      --------   ----------
Salaries, wages, commissions and related payables     $640,500   $  806,200
Other                                                  224,800      195,500
                                                      --------   ----------

                                                      $865,300   $1,001,700
                                                      --------   ----------
                                                      --------   ----------

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

In August 1994, the Company issued to certain key employees options to purchase 40,000 shares of common stock under the Company's pre-existing stock option plan. The options are exercisable at $.8125 per share (fair market value at date of grant) of which 50% are currently exercisable and the balance exercisable after one year. The options expired August 12, 1996.
The Company's pre-existing stock option plan, and all ungranted options thereof, expired November 11, 1994.

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

STOCK OPTION ACTIVITY
                                      Outstanding  Exercisable  Weighted Average
                                         Shares      Shares     Price Per Share
                                      -----------  -----------  ---------------
Balance outstanding at June 30, 1994      9,300          9,300      $0.7828
                                                   -----------
                                                   -----------
         Granted                         40,000                     $0.8125
         Exercised                      (19,700)                    $0.7632
         Canceled                       (11,800)                    $0.8842
                                      ---------

Balance outstanding at June 30, 1995     17,800         17,800      $0.8043
                                                   -----------
                                                   -----------
         Exercised                       (5,300)                    $0.7852
                                      ---------

Balance outstanding at June 30, 1996     12,500         12,500      $0.8125
                                                   -----------
                                                   -----------
         Exercised                       (7,500)                    $0.8125
         Canceled                        (5,000)                    $0.8125
                                      ---------

Balance outstanding at June 30, 1997        -             -
                                      -------      -----------
                                      -------      -----------

In August 1996 options were exercised for the issuance of an additional 7,500 shares of common stock and the remaining outstanding options to purchase 5,000 shares of common stock expired on August 12, 1996.

At June 30, 1997, 1,000,000 shares were available for future grants.

NOTE 12 - PREFERRED STOCK AND COMMON STOCK:

In September 1995, the Company redeemed 250,232 shares of its preferred stock at the stated redeemed value of one dollar. Subsequent to the redemptions, in accordance with unanimous approval of the Board of Directors, the Company converted the remaining 2,749,768 shares of the outstanding Series A Preferred Stock to 1,374,884 shares of the Company's common stock. The shares were converted on the basis of one share of common stock for every two shares of preferred stock outstanding. On February 11, 1997 the Company amended its Articles of Incorporation to eliminate the authorization of the Company's Series A Preferred Stock.

On December 10, 1996, at the Company's Annual Meeting of Stockholders, the Board of Directors declared a common stock dividend of $.04 per common share payable on January 24, 1997 to stockholders of record on January 6, 1997.

In March 1997, the Company retired 100,000 shares of its own common stock which it had purchased in the open market at a total cost of $161,000.

Treasury stock is recorded at cost. At June 30, 1997 and 1996, the treasury stock consisted of 1,776 and 1,801 shares of common stock at a cost of $1,500, respectively.

NOTE 13 - INCOME TAXES:

The components of the income tax (provision)/benefit were:

                                             For the years ended June 30,
                                       --------------------------------------
                                          1997          1996          1995
                                       ----------    ----------    ----------
Current:
   Federal                             $  (63,000)   $  (62,000)   $  (67,200)
   State                                  (93,600)     (129,400)     (141,200)
                                       ----------    ----------    ----------
                                         (156,600)     (191,400)     (208,400)
                                       ----------    ----------    ----------

Deferred:
   Federal                               (744,100)     (642,000)      387,800
   State                                  (42,100)     (101,100)      (83,800)
                                       ----------    ----------    ----------
                                         (786,200)     (743,100)      304,000
                                       ----------    ----------    ----------

                                       $ (942,800)   $ (934,500)   $   95,600
                                       ----------    ----------    ----------
                                       ----------    ----------    ----------

At June 30, 1997, the Company has net operating loss (NOL) carryforwards of approximately $9,300,000 for federal income tax purposes. The NOL carryforwards, which are available to offset future taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue code occur, will begin to expire in 2003 if not utilized. The federal NOL carryforwards expire as follows:

      Amount of unused operating       Expiration during year
         loss carryforwards                ended june 30,
      --------------------------       ----------------------

             $4,600,000                         2003
              3,400,000                         2004
                600,000                         2005
                500,000                         2006
                200,000                         2009
             ----------

             $9,300,000
             ----------
             ----------

At June 30, 1997, the Company had a federal alternative minimum tax credit of approximately $190,000 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under FAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

In conjunction with the adoption of FAS 109 in fiscal 1994, management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As of fiscal 1997, management has reduced the initial $2,662,000 valuation allowance to zero.
As depicted above, the Company's deferred tax provision increased substantially in unison with the depletion of the federal valuation allowance in fiscal 1996. As such, the Company's will continue to report a large deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized. Management also noted that the deferred tax provision does not result in current outlays of cash flows due to the utilization of its NOL's. These cashflow savings are then available to supplement funding of the Company's expansion projects, pay common stock dividends and reduce outstanding debt.

The following reconciles the federal statutory income tax rate to the effective rate of the provision/(benefit) for income taxes:

                                                                              For the year ended June 30,
                                                                          -------------------------------------
                                                                            1997          1996          1995
                                                                          -------------------------------------
Federal statutory rate                                                      34.0%          34.0%          34.0%
State income taxes (net of federal benefit)                                  2.6            3.6            2.9
Goodwill amortization                                                        4.3            4.3            3.2
Benefit of current year net operating loss carryforwards                       -              -          (36.1)
Effect of decrease in valuation allowance                                      -           (7.7)          (9.5)
Other items, net                                                            (1.4)           4.6            2.5
                                                                          -------        -------        -------
         Effective income tax rate                                          39.5%          38.8%         (3.0)%
                                                                          -------        -------        -------
                                                                          -------        -------        -------

Deferred tax assets and liabilities are summarized as follows:

                                                                              June 30,
                                                                     -------------------------
                                                                       1997             1996
                                                                     ----------     ----------
Deferred tax assets:
    Federal NOL                                                      $3,164,800     $4,262,500
    State NOL  (net of federal benefit)                                    -            86,600
    Tax credit carryforwards                                            208,100         45,900
    Employment-related reserves                                         116,000        143,900
    Allowance for doubtful accounts                                      35,100         33,200
    Accruals not currently deductible                                   136,500           -
                                                                     ----------     ----------
                                                                      3,660,500      4,572,100
Deferred tax liabilities:
    Depreciation and amortization                                      (644,500)      (715,400)
                                                                     ----------     ----------
    Net deferred tax assets before valuation allowance                3,016,000      3,856,700
    Deferred tax assets valuation allowance                                -           (54,500)
                                                                     ----------     ----------
    Net deferred tax assets                                          $3,016,000     $3,802,200
                                                                     ----------     ----------
                                                                     ----------     ----------

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through October 2001. Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index. Operating lease expense for fiscal 1997, 1996, and 1995 amounted to $830,500, $834,400 and $771,400, respectively.

At June 30, 1997, the future minimum lease commitments, excluding insurance and taxes, are as follows:

    Year Ending June 30,
    --------------------

       1998                   $  632,100
       1999                      463,000
       2000                      371,100
       2001                      278,100
       2002                       64,800
                              ----------
                              $1,809,100
                              ----------
                              ----------

CONTINGENCIES

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management, will not have a significant adverse effect on the financial position or the results of operations of the Company.

On April 16, 1996, the Company was named as a defendant in a compliant filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996, the Company announced that it had terminated the Agreement of Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.). In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997. The $350,000 is included in accounts payable in the accompanying balance sheet. The total settlement payment of $750,000 plus additional related legal costs of $260,800 have been classified as lawsuit settlement in the accompanying statement of income.

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

                                                                       For the years ended June 30,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------
Cash paid during the year for:
      Interest                                                       $555,900     $711,600     $767,500
                                                                     --------     --------     --------
                                                                     --------     --------     --------
      Income taxes                                                   $188,500     $245,900     $241,600
                                                                     --------     --------     --------
                                                                     --------     --------     --------
Purchase of Custom Rotational Molding Inc.
  by issuance of common stock                                        $    -     $      -       $306,300
                                                                     --------     --------     --------
                                                                     --------     --------     --------
Conversion of customer note and accounts receivable
  to new note and other assets                                       $    -     $      -       $812,300
                                                                     --------     --------     --------
                                                                     --------     --------     --------
Non-cash financing activity:
  Redemption of preferred stock to common stock                      $    -     $      -       $500,000
                                                                     --------     --------     --------
                                                                     --------     --------     --------
  Preferred dividends declared but not paid                          $    -     $      -       $ 23,400
                                                                     --------     --------     --------
                                                                     --------     --------     --------
  Common dividends declared but not paid                             $ 11,700     $ 12,200     $    -
                                                                     --------     --------     --------
                                                                     --------     --------     --------

NOTE 16 - UNAUDITED QUARTERLY RESULTS:

                                                                      Quarter Ended
                                                --------------------------------------------------------
                                                 September       December        March          June
                                                -----------     ----------     ----------     ----------
Fiscal Year 1997:
    Net sales                                   $10,229,900     $9,478,200     $9,560,300    $10,116,700
    Gross Profit                                  2,606,300      2,476,400      2,186,600      2,823,700
    Net income/(loss)                               517,200        434,400        (14,200)       504,400

Per share:
    Net income                                       $  .04         $  .03          $ -           $  .03
                                                -----------     ----------     ----------     ----------
                                                -----------     ----------     ----------     ----------
Fiscal Year 1996:
    Net sales                                    $8,981,900     $8,904,100     $8,178,900     $9,638,700
    Gross Profit                                  2,183,900      2,184,700      2,054,400      2,836,900
    Net income                                      367,400        189,900        129,500        785,900

Per share:
    Net income                                       $  .02         $  .01         $  .01         $  .06
                                                -----------     ----------     ----------     ----------
                                                -----------     ----------     ----------     ----------

                          ROTONICS MANUFACTURING INC.

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended June 30,  1997, 1996 and 1995


Column A                                      Column B              Column C              Column D         Column E
------------------                           ---------    --------------------------     -----------        ---------
                                                                   Additions
                                             Balance at   --------------------------                        Balance at
                                             beginning       Charged to                                      end of
Description                                  of period    Costs & Expenses   Other        Deductions         period
------------------                           ---------    ---------------- ---------     ------------       ---------
June 30, 1997:
   Allowance for
    doubtful accounts                       $   90,000        $  63,900    $    -        $   (63,900)(1)    $  90,000
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------

   Deferred tax asset valuation allowance   $   54,500        $    -       $    -        $   (54,500)(2)    $    -
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------
June 30, 1996:
   Allowance for
    doubtful accounts                       $  110,300        $  58,800    $    -        $   (79,100)(1)    $  90,000
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------

   Deferred tax asset valuation allowance   $  590,300        $    -       $  54,500(3)  $  (590,300)(2)    $  54,500
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------
June 30, 1995:
   Allowance for
    doubtful accounts                       $  118,100        $  24,200    $  5,000      $   (37,000)(1)    $ 110,300
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------

   Deferred tax asset valuation allowance   $1,984,700        $    -    $       -        $(1,394,400)(2)    $ 590,300
                                            ----------        ---------    ---------     -----------        ---------
                                            ----------        ---------    ---------     -----------        ---------

(1) Doubtful accounts written off during the year.
(2) Decrease in valuation allowance based on current years' additional utilization or expiration of net operating loss carryforwards.
(3) Represents valuation allowance for potential state NOL's which will expire prior to utilization.

                                                                  EXHIBIT 23a

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the use of our report, dated August 21, 1997 on page F-1 of this Form 10-K which is incorporated by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-62721 and 33-70526) and in the Registration Statement on Form S-8 (No. 33-88410).


                                       ARTHUR ANDERSEN LLP


Orange County, California
September 15, 1997

                                                                    EXHIBIT 23b

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-70526 and 33-62721) and in the Registration Statement on Form S-8 (No. 33-88410) of Rotonics Manufacturing Inc. of our report dated September 11, 1995 appearing on page F-2 of this Form 10-K.



Price Waterhouse LLP
Los Angeles, California
September 15, 1997