Form 10-Q
period 1997-09-30
ROTONICS MANUFACTURING INC/DE
filed 1997-10-15
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: September 30, 1997
                                             ------------------

                         Commission File number:  1-9429
                                                  ------

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



                                       N/A
                           --------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes X  No
                                                 -     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                   Outstanding at September 30, 1997
     -----                                   ---------------------------------

     Common Shares                           13,989,340 Shares
     ($.01 stated value)
                                             Total Pages  15
                                             Exhibit Index at Page  14

                           ROTONICS MANUFACTURING INC.


                                      INDEX

                                                                    Page Number
                                                                    -----------



PART I.   FINANCIAL INFORMATION

        Item 1 - Financial Statements

            Balance Sheets -
                     September 30, 1997 (Unaudited)
                     and June 30, 1997 (Audited)                        3


            Statements of Income and
              Accumulated Deficit -
                     Three Months Ended September 30, 1997
                     and 1996 (Unaudited)                               4

            Statements of Cash Flows -
                     Three Months Ended September 30, 1997
                     and 1996 (Unaudited)                               5


            Notes to Financial Statements                               6


        Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     10



PART II.  OTHER INFORMATION



        Item 6 - Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                             13

                                        PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                         ROTONICS MANUFACTURING INC.
                                               BALANCE SHEETS


                                                                             September 30,           June 30,
                                                                                 1997                  1997
                                                                             -------------         -----------
                                                                              (Unaudited)           (Audited)
                                                       ASSETS

Current assets:
   Cash                                                                        $    12,100         $    12,100
   Accounts receivable, net of allowance for doubtful accounts
    of $89,800 and $90,000, respectively (Notes 5 and 6)                         4,896,700           5,334,400
   Notes receivable                                                                 54,600              48,100
   Inventories (Notes 2, 5 and 6)                                                5,512,100           5,602,700
   Deferred income taxes, net (Note 8)                                           1,574,600           1,574,600
   Prepaid expenses and other current assets                                       259,300             242,100
                                                                               -----------         -----------

             Total current assets                                               12,309,400          12,814,000

Notes receivable, less current portion                                             455,000             455,000
Deferred income taxes, net (Note 8)                                              1,430,200           1,441,400
Property, plant and equipment, net (Notes 3, 5 and 6)                           11,096,700          10,799,500
Intangible assets, net (Note 4)                                                  4,995,600           5,065,500
Other assets                                                                        55,500              59,000
                                                                               -----------         -----------

                                                                               $30,342,400         $30,634,400
                                                                               -----------         -----------
                                                                               -----------         -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                                  $ 1,278,500         $ 1,281,300
   Accounts payable (Note 10)                                                    2,736,700           2,953,100
   Accrued liabilities (Note 7)                                                    861,600             865,300
                                                                               -----------         -----------

             Total current liabilities                                           4,876,800           5,099,700

Bank line of credit (Note 5)                                                     2,641,000           2,373,400
Long-term debt, less current portion (Note 6)                                    3,794,500           4,112,700
Other liabilities                                                                    -                   4,000
                                                                               -----------         -----------

             Total liabilities                                                  11,312,300          11,589,800
                                                                               -----------         -----------


Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000 shares;
    issued and outstanding 13,987,564 and 14,065,995 shares, respectively,
    net of treasury shares                                                      24,309,700          24,422,500
   Accumulated deficit                                                          (5,279,600)         (5,377,900)
                                                                               -----------         -----------

             Total stockholders' equity                                         19,030,100          19,044,600
                                                                               -----------         -----------

                                                                               $30,342,400         $30,634,400
                                                                               -----------         -----------
                                                                               -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  --------------------------
                                                      1997           1996
                                                  ------------   -----------

Net sales                                         $  8,597,000   $10,229,900
                                                  ------------   -----------
Costs and expenses:
   Cost of goods sold                                6,793,300     7,623,600
   Selling, general and administrative expenses      1,566,800     1,532,800
                                                  ------------   -----------

    Total costs and expenses                         8,360,100     9,156,400
                                                  ------------   -----------

Income from operations                                 236,900     1,073,500
                                                  ------------   -----------
Other (expense)/income:
   Interest expense                                   (159,700)     (138,100)
   Other income, net                                    38,000        25,400
                                                  ------------   -----------

    Total other expense                               (121,700)     (112,700)
                                                  ------------   -----------

Income before income taxes                             115,200       960,800

Income tax provision (Note 8)                          (16,900)     (443,600)
                                                  ------------   -----------

Net income                                              98,300       517,200

Accumulated deficit, beginning of period            (5,377,900)   (6,254,300)
                                                  ------------   -----------

Accumulated deficit, end of period                 $(5,279,600)  $(5,737,100)
                                                  ------------   -----------
                                                  ------------   -----------

Income per common share (Note 9):

   Net income:
    Primary                                            $   .01      $    .04
                                                       -------      --------
                                                       -------      --------
    Fully diluted                                      $   .01      $    .04(1)
                                                       -------      --------
                                                       -------      --------

Weighted average number of common and common
  equivalent shares outstanding:
    Primary                                         14,032,818    14,166,915
                                                  ------------   -----------
                                                  ------------   -----------
    Fully diluted                                   14,032,818    14,166,915(1)
                                                  ------------   -----------
                                                  ------------   -----------

(1) The results of the fully diluted earnings per share computation is anti-dilutive.

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                               1997             1996
                                                                          -----------       ----------
Cash flows from operating activities:
   Net income                                                             $    98,300       $  517,200
   Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                             440,900          385,200
    Gain on sales of equipment                                                   (400)            -
    Deferred income tax provision                                              11,200          356,400
    Provision for doubtful accounts                                            24,000           25,600
    Changes in assets and liabilities:
     Decrease in accounts receivable                                          413,700           31,300
     Decrease/(increase) in inventories                                        90,600          (26,300)
     Increase in prepaid expenses and other current assets                    (17,200)        (136,400)
     (Increase)/decrease in other assets                                       (5,600)          16,900
     Decrease in accounts payable                                            (216,400)        (327,800)
     (Decrease)/increase in accrued liabilities                                (7,700)          44,600
                                                                          -----------       ----------

Net cash provided by operating activities                                     831,400          886,700
                                                                          -----------       ----------

Cash flows from investing activities:
   (Advances)/repayments on notes receivable, net                              (6,500)           1,000
   Capital expenditures                                                      (659,700)        (239,800)
   Proceeds from sales of equipment                                             1,000             -
                                                                          -----------       ----------

Net cash used in investing activities                                        (665,200)        (238,800)
                                                                          -----------       ----------

Cash flows from financing activities:
   Borrowings under line of credit                                          1,972,000        2,391,700
   Repayments under line of credit                                         (1,704,400)      (2,625,200)
   Proceeds from issuance of long-term debt                                      -              26,400
   Repayment of long-term debt                                               (321,000)        (444,200)
   Payment of common stock dividends                                             -                (100)
   Repurchases of common stock                                               (112,800)            -
   Proceeds from exercise of stock options                                       -               6,100
                                                                          -----------       ----------

Net cash used in financing activities                                        (166,200)        (645,300)
                                                                          -----------       ----------

Net increase in cash                                                             -               2,600

Cash at beginning of period                                                    12,100           11,600
                                                                          -----------       ----------

Cash at end of period                                                     $    12,100       $   14,200
                                                                          -----------       ----------
                                                                          -----------       ----------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                              $   162,800       $  140,600
                                                                          -----------       ----------
                                                                          -----------       ----------
    Income taxes                                                          $    75,400       $   72,500
                                                                          -----------       ----------
                                                                          -----------       ----------


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1997.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1997, the Company will be required to adopt SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The adoption of this pronouncement is not expected to have an impact on the Company's earnings per share.


NOTE 2 - INVENTORIES:

Inventories consist of:
                                                   September 30,    June 30,
                                                        1997           1997
                                                   ------------   ------------

  Raw materials                                    $ 2,937,900    $  3,160,000
  Finished goods                                     2,574,200       2,442,700
                                                   -----------    ------------

                                                   $ 5,512,100    $  5,602,700
                                                   -----------    ------------
                                                   -----------    ------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:
                                                 September 30,      June 30,
                                                       1997           1997
                                                 -------------     -----------

   Land                                            $ 1,039,500     $ 1,039,500
   Buildings and building improvements               3,276,400       3,274,500
   Machinery, equipment, furniture and fixtures     14,156,900      13,762,700
   Construction in progress                            612,300         359,900
                                                   -----------     -----------
                                                    19,085,100      18,436,600

   Less - accumulated depreciation                 (7,988,400)      (7,637,100)
                                                   -----------     -----------

                                                   $11,096,700     $10,799,500
                                                   -----------     -----------
                                                   -----------     -----------

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:                    September 30,       June 30,
                                                     1997              1997
                                                 -------------     -----------

  Patents, net of accumulated amortization of
   $96,300 and $95,200                              $   40,600      $   35,200
  Goodwill, net of accumulated amortization
   of $2,145,200 and $2,070,000                      4,955,000       5,030,300
                                                    ----------      ----------

                                                    $4,995,600      $5,065,500
                                                    ----------      ----------
                                                    ----------      ----------

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.
The line matures July 15, 1999 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 1997 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 1997, total borrowings under the Company's line of credit was $2,641,000 of which $2,500,000 was borrowed under the LIBOR option. The LIBOR borrowings consist of two borrowings of $1,250,000, both bearing a LIBOR interest rate of 8.15625% per annum and maturing October 20, 1997 and October 29, 1997, respectively. Proceeds from the loan were used for working capital purposes. At September 30, 1997 the Company had approximately $2,359,000 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:


Long-term debt consists of:                     September 30,        June 30,
                                                    1997               1997
                                                ------------        ----------
  Note payable - Bank   (A)                      $2,133,300         $2,333,300
  Note payable - Bank   (B)                         366,700            391,700
  Note payable - Bank   (C)                         466,100            491,500
  Note payable - Bank   (D)                         950,000          1,000,000
  Note payable - Bank   (E)                       1,130,500          1,147,100
  Other                                              26,400             30,400
                                                 ----------         ----------

                                                  5,073,000          5,394,000

  Less current portion                           (1,278,500)        (1,281,300)
                                                 ----------         ----------

                                                 $3,794,500         $4,112,700
                                                 ----------         ----------
                                                 ----------         ----------


(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at September 30, 1997). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At September 30, 1997, the Company had $2,000,000 of the outstanding principal balance under the LIBOR option at 8.15625% per annum maturing on October 20, 1997. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at September 30, 1997) or LIBOR interest rate option for periods up to six months. At September 30, 1997, the total outstanding principal was under the LIBOR option at 8.15625% per annum maturing October 20, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (8.5% per annum at September 30, 1997) or LIBOR interest rate option for periods up to six months. At September 30, 1997, the total outstanding principal was under the LIBOR option at 8.15625 per annum maturing October 24, 1997. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (8.5% per annum at September 30, 1997) or LIBOR interest rate option for periods up to three months. At September 30, 1997, the total outstanding principal was under the LIBOR option at 8.15625% per annum maturing October 6, 1997. The note is secured by the Company's machinery and equipment and matures on June 15, 2002.

     At September 30, 1997, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 15, 1998 at which time amounts borrowed will convert to a 60 month fully amortizable loan.

(E) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois.
     The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at September 30, 1997) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999.


NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                     September 30,     June 30,
                                                         1997            1997
                                                      -----------     ---------


 Salaries, wages, commissions and related payables     $ 686,700      $ 640,500
 Other                                                   174,900        224,800
                                                       ---------      ---------

                                                       $ 861,600      $ 865,300
                                                       ---------      ---------
                                                       ---------      ---------

NOTE 8 - INCOME TAXES:

The components of the income tax provision were:

                                                     For the three months ended
                                                              September 30,
                                                     ---------------------------
                                                          1997          1996
                                                       ---------      ---------
 Current:
   Federal                                             $     500      $  23,000
   State                                                   5,200         64,200
                                                       ---------      ---------
                                                           5,700         87,200
                                                       ---------      ---------
 Deferred:
   Federal                                                15,200        345,300
   State                                                  (4,000)        11,100
                                                       ---------      ---------
                                                          11,200        356,400
                                                       ---------      ---------

                                                       $  16,900      $ 443,600
                                                       ---------      ---------
                                                       ---------      ---------

At September 30, 1997, the Company had net operating loss (NOL) carryforwards of approximately $9,300,000 for federal income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized. The federal NOL carryforwards expire as follows:

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
              ----------

              $9,300,000
              ----------
              ----------

At September 30, 1997, the Company had a federal alternative minimum tax credit of approximately $190,000 which is available to offset future federal income tax once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.


NOTE 9 - COMPUTATION OF EARNINGS PER SHARE:

Primary and fully diluted earnings per share have been computed in accordance with APB No. 15 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options.


NOTE 10- LAWSUIT SETTLEMENT:

On April 16, 1996, the Company was named as a defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996, the Company announced that it had terminated the Agreement in Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding,
Inc.)   In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997. The $350,000 payment had been previously accrued for and was included in accounts payable in the accompanying June 30, 1997 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales for the three months ended September 30, 1997 decreased $1,632,900 or 16% to $8,597,000 compared to $10,229,900 for the same period last year. The Company encountered several new obstacles in the first quarter of fiscal 1998 along with a marketplace which slowed down significantly during this period. The decrease is also attributed to a $765,000 reduction in refuse container sales when compared to the same period last year primarily due to a significant refuse contract which was completed in September 1996. The Company also encountered increased competition in the custom molded market as well as customers which were experiencing their own internal problems resulting in a $450,000 reduction in overall sales volumes. Management reports that the later issues have been resolved, but continues to have mixed emotions about the industry's current growth projections. The first several months have indicated the possibility of an ongoing lackluster marketplace. However, management continues to see increases in its backlog levels which currently are consistent with prior year levels.

Cost of goods sold increased 4.5% to 79% of net sales for the three months ended September 30, 1997 compared to 74.5% for the same period last year. The increase in cost of goods sold is primarily related to the lackluster sales volumes during the current period. As such, these lower sales volume levels were not sufficient to effectively sustain gross margins consistent with prior periods. The Company also realized some inefficiencies in operations at its Commerce City, Colorado facility during the final stages of relocation. As of September 1997, the relocation was substantially completed and the facility's equipment was fully operational. Management is optimistic that the current backlog levels will translate into improved sales volumes and gross margins in the ensuing periods. Plastic resin costs are also expected to decrease slightly during the next quarter, and if realized will contribute to improved results.

Selling, general and administrative expenses were $1,566,800, or 18.2% of net sales for the three months ended September 30, 1997 compared with $1,532,800, or 15% for the same period last year. SG&A costs remained relatively consistent with prior period even though as a percentage of net sales an increase was
reported.   This increase is directly related to the lower sales volumes levels in the current period. Management will continue to monitor these costs in correlation to future sales volumes levels.

Total interest expense increased $21,600 to $159,700 for the three months ended September 30, 1997 compared to $138,100 for the same period last year. The increase is primarily related to an increase in the Company's debt structure of approximately 1.3 million when compared to the same period last year. The increase in the Company's debt is attributed to the Colorado facility purchase and its subsequent improvements, and machinery and equipment acquisitions in the later part of fiscal 1997 and the first three months of fiscal 1998 which were financed by the Company's line of credit and machinery & equipment term loans.

Income taxes were $16,900 for the three months ended September 30, 1997 compared to $443,600 for the same period last year. The decrease is directly related to the reduced level of income from operations.

Net income was $98,300 or $.01 per common share for the three months ended September 30, 1997 compared to $517,200 or $.04 per common share for the same period last year. The decrease relates to the decreased sales volume levels which hindered the preservation of the Company's gross margin goals. Again, management is optimistic that current backlog levels should provide improved sales volumes in the next quarter which should enhance future operating results.

FINANCIAL CONDITION

Working capital decreased $281,700 to $7,432,600 at September 30, 1997 compared to $7,714,300 at June 30, 1997. The decrease was primarily due to a reduction in accounts receivable net of a reduction in accounts payable. The decreases in accounts receivable is directly related to lower sales volumes during the period ended September 30, 1997. The decrease in accounts payable is primarily related to the payment of litigation settlement cost previously accrued for in fiscal 1997.

Cash provided by operations was $831,400 for the three months ended September 30, 1997 which was relatively consistent with prior period results of $886,700. Although net income was below prior period results, the Company sustained sufficient cash flows from operations to fund the majority of its capital expenditure and debt repayment requirements.

The Company expended a total of $659,700 for property, plant and equipment during the three months ended September 30, 1997, compared to $239,800 for the same period last year. The increase is attributed to approximately $230,000 relating to additional improvements to the Colorado facility and the majority of the remaining balance is attributed to two additional roto-molding machines added to the Idaho facility, a second CNC router at the Chicago facility, and resin silo projects in Florida and Colorado.

In July 1997, the Company renewed its $5 million secured line of credit with the bank which extended its maturity date to July 15, 1999. Net borrowings under the line of credit increased $267,600 to $2,641,000 between June 30, 1997 and September 30, 1997. Current increases in the line are primarily related to ongoing capital expenditures, including the building improvement in Commerce City, Colorado, as mentioned above, until such time these costs are refinanced under long-term debt arrangements. At September 30, 1997, the Company had approximately $2,359,000 available for future borrowings under the revolving line of credit.

On April 16, 1996, the Company was named as a defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996, the Company announced that it had terminated the Agreement in Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastic, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding Inc.) In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997. The $350,000 payment had been previously accrued for and was included in accounts payable in the accompanying June 30, 1997 balance sheet.

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




                                  Rotonics Manufacturing Inc.
                                  Registrant



Date:  October 15, 1997              /s/   SHERMAN MCKINNISS
                                  ----------------------------------------
                                  Sherman McKinniss
                                  President and Chief Executive Officer

                                  EXHIBIT INDEX





EXHIBIT     DESCRIPTION
                                                                          PAGE


11          Statement Regarding Computation of Per Share Earnings          15