Form 10-Q
period 1997-12-31
ROTONICS MANUFACTURING INC/DE
filed 1998-01-21
CIK 801873

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      ----------

                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: December 31, 1997
                                                -----------------

                           Commission File number:  1-9429
                                                    ------

                             ROTONICS MANUFACTURING INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)


      DELAWARE                                           36-2467474
      --------                                           -----------
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



                                         N/A
                                  ------------------
                  (Former name, former address and former fiscal year,
                             if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                   Outstanding at December 31, 1997
     -----                                   --------------------------------

     Common Shares                           13,842,990 Shares
     ($.01 stated value)
                                             Total Pages 16
                                             Exhibit Index at Page 15

                             ROTONICS MANUFACTURING INC.


                                        INDEX

                                                                   Page Number
                                                                   -----------
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Balance Sheets -
                      December 31, 1997 (Unaudited)
                      and June 30, 1997(Audited)                           3

                  Statements of Income and
                  Accumulated Deficit -
                      Three Months and Six Months Ended
                      December 31, 1997 and 1996 (Unaudited)               4

                  Statements of Cash Flows -
                      Six Months Ended December 31, 1997
                      and 1996 (Unaudited)                                 5

                  Notes to Financial Statements                            6


         Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                        10


PART II. OTHER INFORMATION


         Item 6 - Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                                 14

                            PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             ROTONICS MANUFACTURING INC.
                                    BALANCE SHEETS


                                                                              December 31,            June 30,
                                                                                   1997                 1997
                                                                              ------------           ---------
                                                                              (Unaudited)            (Audited)
                                                     ASSETS
Current assets:
   Cash                                                                        $    12,000         $    12,100
   Accounts receivable, net of allowance for   doubtful accounts
     of $50,000 and $90,000, respectively (Notes 5 and 6)                        4,376,100           5,334,400
   Notes receivable                                                                 57,300              48,100
   Inventories (Notes 2, 5 and 6)                                                6,251,400           5,602,700
   Deferred income taxes, net (Note 9)                                           1,574,600           1,574,600
   Prepaid expenses and other current assets                                       249,600             242,100
                                                                               -----------         -----------

             Total current assets                                               12,521,000          12,814,000

Notes receivable, less current portion                                             455,000             455,000
Deferred income taxes, net (Note 9)                                              1,386,900           1,441,400
Property, plant and equipment, net (Notes 3, 5 and 6)                           11,265,600          10,799,500
Intangible assets, net (Note 4)                                                  4,922,400           5,065,500
Other assets                                                                        64,100              59,000
                                                                               -----------         -----------

                                                                               $30,615,000         $30,634,400
                                                                               -----------         -----------
                                                                               -----------         -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                                  $ 1,275,500         $ 1,281,300
   Accounts payable (Note 11)                                                    2,206,000           2,953,100
   Accrued liabilities (Note 7)                                                    777,600             865,300
   Dividends payable (Note 8)                                                      576,900                -
                                                                               -----------         -----------

             Total current liabilities                                           4,836,000           5,099,700

Bank line of credit (Note 5)                                                     3,944,100           2,373,400
Long-term debt, less current portion (Note 6)                                    3,475,900           4,112,700
Other liabilities                                                                     -                  4,000
                                                                               -----------         -----------

             Total liabilities                                                  12,256,000          11,589,800
                                                                               -----------         -----------


Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000 shares;
    issued and outstanding 13,841,222 and 14,065,995 shares, respectively,
    net of treasury shares (Note 8)                                             24,084,700          24,422,500
   Accumulated deficit                                                          (5,725,700)         (5,377,900)
                                                                               -----------         -----------

             Total stockholders' equity                                         18,359,000          19,044,600
                                                                               -----------         -----------

                                                                               $30,615,000         $30,634,400
                                                                               -----------         -----------
                                                                               -----------         -----------




     The accompanying notes are an integral part of these financial statements.

                             ROTONICS MANUFACTURING INC.
                     STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                     (Unaudited)



                                                                      Three Months Ended                  Six Months Ended
                                                                          December 31,                      December 31,
                                                                  ----------------------------      ----------------------------
                                                                      1997            1996              1997             1996
                                                                  -----------      -----------      -----------      -----------
Net sales                                                         $ 8,563,900      $ 9,478,200      $17,160,900      $19,708,100
                                                                  -----------      -----------      -----------      -----------

Costs and expenses:
 Cost of goods sold                                                 6,690,000        7,001,800       13,483,300       14,625,400
 Selling, general and
  and administrative expenses                                       1,559,100        1,483,500        3,125,900        2,964,400
                                                                  -----------      -----------      -----------      -----------

    Total costs and expenses                                        8,249,100        8,485,300       16,609,200       17,589,800
                                                                  -----------      -----------      -----------      -----------

Income from operations                                                314,800          992,900          551,700        2,118,300
                                                                  -----------      -----------      -----------      -----------

Other (expense)/income:
 Interest expense                                                    (182,800)        (122,100)        (342,500)        (260,200)
 Other income/(expense), net                                           31,300          (50,100)          69,300          (76,600)
                                                                  -----------      -----------      -----------      -----------

    Total other expenses                                             (151,500)        (172,200)        (273,200)        (336,800)
                                                                  -----------      -----------      -----------      -----------

Income before income taxes                                            163,300          820,700          278,500        1,781,500

Income tax provision (Note 9)                                         (55,700)        (386,300)         (72,600)        (829,900)
                                                                  -----------      -----------      -----------      -----------

Net income                                                            107,600          434,400          205,900          951,600

Accumulated deficit, beginning of period                           (5,279,600)      (5,737,100)      (5,377,900)      (6,254,300)

Common stock dividends                                               (553,700)        (565,400)        (553,700)        (565,400)
                                                                  -----------      -----------      -----------      -----------

Accumulated deficit, end of period                                $(5,725,700)     $(5,868,100)     $(5,725,700)     $(5,868,100)
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

Income per common share (Note 10):

 Net income:
  Basic                                                               $  .01           $  .03           $  .02            $  .07
                                                                      ------           ------           ------            ------
                                                                      ------           ------           ------            ------
  Diluted                                                             $  .01           $  .03           $  .02            $  .07
                                                                      ------           ------           ------            ------
                                                                      ------           ------           ------            ------

Weighted average number of common and
common equivalent shares outstanding:
  Basic                                                           14,006,516       14,167,808       14,006,516        14,166,177
                                                                  ----------       ----------       ----------        ---------
                                                                  ----------       ----------       ----------        ---------
  Diluted                                                         14,006,516       14,167,808       14,006,516        14,166,868
                                                                  ----------       ----------       ----------        ---------
                                                                  ----------       ----------       ----------        ---------







     The accompanying notes are an integral part of these financial statements.

                             ROTONICS MANUFACTURING INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                             Six Months Ended
                                                                               December 31,
                                                                    -------------------------------
                                                                         1997               1996
                                                                    -----------         -----------
Cash flows from operating activities:
   Net income                                                       $   205,900         $   951,600
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                      896,400             776,300
     Loss on sale of equipment                                              400                -
     Deferred income tax provision                                       54,500             663,400
     Provision for doubtful accounts                                    (15,000)             21,000
     Changes in assets and liabilities:
      Decrease in accounts receivable                                   973,300             846,100
      Increase in inventories                                          (648,700)           (342,600)
      Increase in prepaid expenses and other current assets              (7,500)           (124,000)
      (Increase)/decrease in other assets                               (20,100)             20,600
      Decrease in accounts payable                                     (723,800)           (197,800)
      (Decrease)/increase in accrued liabilities                        (91,700)              1,700
                                                                    -----------         -----------
Net cash provided by operating activities                               623,700           2,616,300
                                                                    -----------         -----------
Cash flows from investing activities:

   (Advances)/repayments on notes receivable, net                        (9,200)                800
   Capital expenditures                                              (1,205,800)           (923,000)
   Proceeds from sale of equipment                                        1,000                -
                                                                    -----------         -----------
Net cash used in investing activities                                (1,214,000)           (922,200)
                                                                    -----------         -----------
Cash flows from financing activities:
   Borrowings under line of credit                                    5,760,100           3,073,800
   Repayments under line of credit                                   (4,189,400)         (4,057,300)
   Proceeds from issuance of long-term debt                                 -                26,400
   Repayment of long-term debt                                         (642,600)           (689,200)
   Payment of common stock dividends                                       (100)               (100)
   Proceeds from exercise of stock options                                  -                 6,100
   Repurchases of common stock                                         (337,800)            (51,600)
                                                                    -----------         -----------
Net cash provided by/(used in ) financing activities                    590,200          (1,691,900)
                                                                    -----------         -----------
Net (decrease)/increase in cash                                            (100)              2,200
Cash at beginning of period                                              12,100              11,600
                                                                    -----------         -----------
Cash at end of period                                               $   12,000          $    13,800
                                                                    -----------         -----------
                                                                    -----------         -----------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                        $   325,800         $   266,500
                                                                    -----------         -----------
                                                                    -----------         -----------
    Income taxes                                                    $    89,000         $   164,000
                                                                    -----------         -----------
                                                                    -----------         -----------
Supplemental schedule of noncash financing activities:
  Common dividends declared but not paid                            $   553,700         $   565,400
                                                                    -----------         -----------
                                                                    -----------         -----------





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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The adoption of this pronouncement did not have an impact on the Company's earnings per share.


NOTE 2 - INVENTORIES:

Inventories consist of:
                                               December 31,           June 30,
                                                    1997                1997
                                               -----------          -----------

   Raw materials                                $ 3,352,800         $ 3,160,000
   Finished goods                                 2,898,600           2,442,700
                                                -----------         -----------

                                                $ 6,251,400         $ 5,602,700
                                                -----------         -----------
                                                -----------         -----------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:
                                                      December 31,    June 30,
                                                         1997           1997
                                                      -----------   -----------

     Land                                             $ 1,039,500   $ 1,039,500
     Buildings and building improvements                3,400,900     3,274,500
     Machinery, equipment, furniture and fixtures      14,503,000    13,762,700
     Construction in progress                             686,200       359,900
                                                      -----------   -----------
                                                       19,629,600    18,436,600

     Less - accumulated depreciation                   (8,364,000)   (7,637,100)
                                                      -----------   -----------

                                                      $11,265,600   $10,799,500
                                                      -----------   -----------
                                                      -----------   -----------

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:                        December 31,     June 30,
                                                         1997           1997
                                                     ------------    ----------


   Patents, net of accumulated amortization
    of $97,600 and $95,200                             $   42,700    $   35,200
   Goodwill, net of accumulated amortization
    of $2,220,500 and $2,070,000                        4,879,700     5,030,300
                                                       ----------    ----------

                                                       $4,922,400    $5,065,500
                                                       ----------    ----------
                                                       ----------    ----------

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.
The line matures July 15, 1999 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at December 31, 1997 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 1997, total borrowings under the Company's line of credit was $3,944,100 of which $3,500,000 was borrowed under the LIBOR option. The LIBOR borrowings consist of two borrowings of $1,500,000 and $2,000,000, bearing LIBOR interest rates of 8.22266% and 8.44141% per annum and maturing January 29, 1998 and January 21, 1998, respectively. Proceeds from the loan were used for working capital purposes. At December 31, 1997 the Company had approximately $1,055,900 available for future borrowings under the revolving line of credit.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:                            December 31,   June 30,
                                                          1997          1997
                                                       ----------    ----------

   Note payable - Bank   (A)                           $1,933,300    $2,333,300
   Note payable - Bank   (B)                              341,600       391,700
   Note payable - Bank   (C)                              440,700       491,500
   Note payable - Bank   (D)                              900,000     1,000,000
   Note payable - Bank   (E)                            1,113,900     1,147,100
   Other                                                   21,900        30,400
                                                       ----------    ----------
                                                        4,751,400     5,394,000

   Less current portion                                (1,275,500)   (1,281,300)
                                                       ----------    ----------

                                                       $3,475,900    $4,112,700
                                                       ----------    ----------
                                                       ----------    ----------


(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at December 31, 1997). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At December 31, 1997, the Company had $1,750,000 of the outstanding principal balance under the LIBOR option at 8.44141% per annum maturing on January 21, 1998. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at December 31, 1997) or LIBOR interest rate option for periods up to six months. At December 31, 1997, the total outstanding principal was under the LIBOR option at 8.44141% per annum maturing January 21, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (8.5% per annum at December 31, 1997) or LIBOR interest rate option for periods up to six months. At December 31, 1997, the total outstanding principal was under the LIBOR option at 8.5% per annum maturing January 23, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (8.5% per annum at December 31, 1997) or LIBOR interest rate option for periods up to three months. At December 31, 1997, the total outstanding principal was under the LIBOR option at 8.19141% per annum maturing February 4, 1998.
     The note is secured by the Company's machinery and equipment and matures on June 15, 2002.

     At December 31, 1997, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 15, 1998 at which time amounts borrowed will convert to a 60 month fully amortizable loan.

(E) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois.
     The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at December 31, 1997) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999.


NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                     December 31,      June 30,
                                                         1997            1997
                                                     ------------      --------

   Salaries, wages, commissions and related payables   $599,500        $640,500
   Other                                                178,100         224,800
                                                       --------        --------

                                                       $777,600        $865,300
                                                       --------        --------
                                                       --------        --------

NOTE 8 -  COMMON STOCK:

Treasury stock is recorded at cost. At December 31, 1997, treasury stock consisted of 127,668 shares of common stock at a cost of $195,800 and at June 30, 1997, treasury stock consisted of 1,776 shares of common stock at a cost of $1,500.

On December 9, 1997, the Board of Directors declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 28, 1998 to stockholders of record on January 8, 1998.

NOTE 9 - INCOME TAXES:

The components of the income tax provision were:

                      For the three months ended   For the six months ended
                             December 31,                 December 31
                      --------------------------   ------------------------
                        1997           1996           1997           1996
                      --------       --------       --------       --------
     Current:
       Federal        $  3,700       $ 19,500       $  4,200       $ 42,500
       State             8,700         59,800         13,900        124,000
                      --------       --------       --------       --------
                        12,400         79,300         18,100        166,500
                      --------       --------       --------       --------
     Deferred:
       Federal          46,000        295,900         61,200        641,200
       State            (2,700)        11,100         (6,700)        22,200
                      --------       --------       --------       --------
                        43,300        307,000         54,500        663,400
                      --------       --------       --------       --------

                      $ 55,700       $386,300       $ 72,600       $829,900
                      --------       --------       --------       --------
                      --------       --------       --------       --------

At December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $9,300,000 for federal income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized. The federal NOL carryforwards expire as follows:

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
           ----------

           $9,300,000
           ----------
           ----------

At December 31, 1997, the Company had a federal alternative minimum tax credit of approximately $190,000 which is available to offset future federal income tax once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.


NOTE 10 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options when computing diluted earnings per share.


NOTE 11 - LAWSUIT SETTLEMENT:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Footnote 1 to Financial Statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales for the three months ended December 31, 1997, decreased 9.6% to $8,563,900 compared to $9,478,200 for the same period last year. The Company continued to encounter a slow down in the marketplace during the current period. However, the decrease in sales volumes was not as significant as reported during the first quarter of fiscal 1998, which indicates a possible strengthening in the marketplace. This coupled with increases in several proprietary product lines as well as customer tooling sales during the current period also exhibit a positive trend for the Company. In addition, backlog levels, which help provide a benchmark for future performance, are currently $700,000 above prior year levels. These positive trends are also reflected of management efforts to strengthen and refine its sales and marketing tactics including adding additional sales representatives to regain sales volumes and improve the Company's overall marketshare.

Cost of goods sold increased 4.2% to 78.1% of net sales for the three months ended December 31, 1997, compared to 73.9% for the same period last year. The increase in cost of goods sold is directly related to the lackluster sales volumes during the current period. Although the Company reported a slight improvement in its gross margin when compared to the previous quarter, these lower sales volume levels are sill not sufficient to sustain gross margins consistent with prior year. Management remains optimistic that its current backlog levels and more aggressive marketing efforts should translate into improved sales volumes and gross margins in the ensuing months.

Selling, general, and administrative expenses were $1,559,100, or 18.2% of net sales for the three months ended December 31, 1997, compared with $1,483,500, or 15.7% for the same period last year. Selling, general and administrative expenses remained consistent with previous quarter levels but have increased $75,600 over prior year results. The increase is attributed to increased personnel and marketing costs associated with the Company's increased marketing efforts as well as additional administrative staffing requirements consistent with future growth plans. Management will continue to monitor these costs in correlation to future sales volumes levels.

Total interest expense increased $60,700 to $182,800 for the three months ended December 31, 1997, compared to $122,100 for the same period last year. The increase is primarily related to an increase in the Company's debt structure of approximately 3.3 million when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and the first part of fiscal 1998 (approximately 1.4 million), one million in machinery and equipment purchases in fiscal 1998 and an increase in short-term borrowings in connection with raw material purchasing strategies. The forementioned events have also caused an increase in short term borrowings due to a notable decrease in cash flows from operations. The Company also experienced a rise in its short-term LIBOR interest rates due to the Asian markets economic problems. As such, the disparity between the bank's prime and LIBOR interest rates was significantly narrowed causing increased interest costs for the Company.

Income taxes were $55,700 for the three months ended December 31, 1997, compared to $386,300 for the same period last year. The decrease is directly related to the reduced level of income from operations.

Net income was $107,600, or $.01 per common share, for the three months ended December 31, 1997, compared to $434,400, or $.03 per common share for the same period last year. The decrease is directly related to the reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with increases in selling, general, administrative and interest expenses as outlined above. Management realizes that an on going down turn in the Company's marketplace or increases in raw material costs could hinder the Company's drive to improve its performance, but remains optimistic that current conditions are an indication of improved sales volumes and operating results during the balance of fiscal 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1997 & 1996

Net sales for the six months ended December 31, 1997, decreased 12.9% to $17,160,900 compared to $19,708,100 for the same period last year. The reduction is attributed to a lackluster marketplace which has resulted in notable volume reductions in several of the Company's main product lines as well as the custom molded product arena. Although the Company is currently below prior year results, management has seen positive trends during the last quarter which should improve results as we move forward. Several proprietary product lines realized improved volume momentum as well as an overall increase in customer tooling sales of $275,000 during the current period. Notable increases in customer tooling sales usually signifies increased activity for custom molded products. Management is optimistic that this trend along with current backlog levels will provide the thrust for overall improved sales volumes and operating results.

Cost of goods sold increased 4.4% to 78.6% of net sales for the six months ended December 31, 1997, compared to 74.2% for the same period last year. The reduction is directly related to the lackluster sales volumes during the current period. These lower sales volume levels have not been sufficient to sustain gross margins consistent with prior years. During this period management has also focused on reducing inefficiencies caused by operating at these sales volume levels which will also continue to benefit the Company once we regain higher sales volume levels. In addition, the Company continues to see the significant efficiencies obtained at the operating facilities that are fully utilizing the automated routing machines and expects that all facilities will be obtaining cost benefits from these machines by fiscal year end.

Selling, general and administrative expenses were $3,125,900, or 18.2% of net sales for the six months ended December 31, 1997, compared to $2,964,400 or 15.0% for the same period last year. Selling, general and administrative expenses have increased approximately $160,000 during the current six month period. The increase is attributed to increases in personnel and marketing costs associated with the Company's advanced marketing efforts as well as additional administrative staffing requirements consistent with future growth plans. Management will continue to monitor these costs in correlation to future sales volumes levels.

Total interest expense increased $82,300 to $342,500 for the six months ended December 31, 1997, compared to $260,200 for the same period last year. The increase is primarily related to an increase in the Company's debt structure of approximately 3.3 million when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and the first part of fiscal 1998 (approximately 1.4 million), one million in machinery and equipment purchases in fiscal 1998 and an increase in short-term borrowings in connection with raw material purchasing strategies. The forementioned events have also caused an increase in short term borrowings due to a notable decrease in cash flows from operations. The Company also experienced a rise in its short-term LIBOR interest rates due to the Asian markets economic problems. As such, the disparity between the bank's prime and LIBOR interest rates was significantly narrowed causing increased interest costs for the Company.

Income taxes were $72,600 for the six months ended December 31, 1997, compared to $829,900 for the same period last year. The decrease is directly related to the reduced level of income from operations.

Net income was $205,900, or $.02 per common share, for the six months ended December 31, 1997, compared to $951,600, or $.07 per common share for the same period last year. The decrease is directly related to the reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with increases in selling, general, administrative and interest expenses as outlined above. Management realizes that an on going down turn in the Company's marketplace or increases in raw material costs could hinder the Company's drive to improve its performance, but remains optimistic that current conditions are an indication of improved sales volumes and operating results during the balance of fiscal 1998.

FINANCIAL CONDITION

Working capital decreased slightly by $29,300 to $7,685,000 at December 31, 1997 compared to $7,714,300 at June 30, 1997. The decrease was attributed to an increase in dividends payable of $553,700 associated with the common stock dividend declared in December 1997 in addition to decreases in accounts receivable and accounts payable offset by a notable increase in inventories.
The decreases in accounts receivable is directly related to lower sales volumes during the period ended December 31, 1997 and the decrease in accounts payable is related to fluctuations consistent with current operations and the payment of litigation settlement costs previously accrued for in fiscal 1997. The increase in inventories is related to raw material purchasing strategies in efforts to minimize resin cost volatility.

Cash provided by operations was $623,700 for the six months ended December 31, 1997 which reflected a decrease of $1,992,600 in relation to prior period results. The reduction is primarily attributed to the lower sales volume levels reported during the current period which resulted in a decrease in income from operations of approximately 1.6 million, as well as a notable decrease in accounts payable and an increase in inventories, as indicated above, which increased cash used by operating activites by $832,100.

The Company expended a total of $1,205,800 for property, plant and equipment during the six months ended December 31, 1997, compared to $923,000 for the same period last year. The Company continued to complete its internal expansion project that it began in fiscal 1997. During the current period the Company acquired two additional roto-molding machines for its Idaho facility, a second CNC router at its Chicago facility, as well as resin silo projects in Florida and Colorado. The Company also substantially completed its building improvement project at its new Commerce City, Colorado facility. Now that the majority of the Company's internal expansion project is completed, management believes the Company is primed to meet its future growth plans.

In July 1997, the Company renewed its $5 million secured line of credit with the bank which extended its maturity date to July 15, 1999. Net borrowings under the line of credit increased $1,570,000 to $3,944,100 between June 30, 1997 and December 31, 1997. Current increases in the line are primarily related to ongoing capital expenditures, including the building improvements in Commerce City, Colorado, as mentioned above, until such time these costs are refinanced under long-term debt arrangements. At December 31, 1997, the Company had approximately $1,055,900 available for future borrowings under the revolving line of credit. On January 16, 1998 the Company advanced $700,000 against its machinery and equipment term loan commitment. Proceeds from the advance will be used to pay down the Company's line of credit.

On December 9, 1997 the Board of Directors declared at its Annual Meeting of Stockholders its third annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share will be paid on January 28, 1998 to stockholders of record on January 8, 1998. The Board of Directors is confident with the Company's continued success and believes our loyal shareholders should continue to receive a return on their investments for their continued support.

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




                              Rotonics Manufacturing Inc.
                              Registrant



Date: January 21, 1998          /s/     SHERMAN MCKINNISS
                              --------------------------------
                              Sherman McKinniss
                              President and
                              Chief Executive Officer

                                    EXHIBIT INDEX





EXHIBIT        DESCRIPTION                                                 PAGE

11             Statement Regarding Computation of Per Share Earnings        16