Form 10-Q
period 1998-03-31
ROTONICS MANUFACTURING INC/DE
filed 1998-05-15
CIK 801873

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    --------------

                                      FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For quarterly period ended: March 31, 1998
                                                  --------------

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

                                             Yes X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at March 31, 1998
     -----                                       -----------------------------

     Common Shares                               15,808,120 Shares
     ($.01 stated value)
                                                 Total Pages 20
                                                 Exhibit Index at Page 19

                         ROTONICS MANUFACTURING INC.


                                     INDEX

                                                                        Page Number
                                                                        -----------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Balance Sheets -
                       March 31, 1998 (Unaudited)
                       and June 30, 1997 (Audited)                             3

                   Statements of Income and
                    Accumulated Deficit -
                       Three Months and Nine Months Ended March 31,
                       1998 and 1997 (Unaudited)                               4

                  Statements of Cash Flows -
                       Nine Months Ended March 31, 1998
                       and 1997 (Unaudited)                                    5

                  Notes to Financial Statements                                6


          Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          13


PART II.  OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K                           17


SIGNATURES                                                                    18

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ROTONICS MANUFACTURING INC.
                                BALANCE SHEETS

                                                                  March 31,       June 30,
                                                                    1998            1997
                                                                ------------   ------------
                                                                 (Unaudited)      (Audited)
                                   ASSETS
Current assets:
   Cash                                                         $    21,500    $    12,100
   Accounts receivable, net of allowance for doubtful accounts
    of $114,800 and $90,000, respectively (Notes 6 and 7)          6,604,700      5,334,400
   Notes receivable                                                  68,100         48,100
   Inventories (Notes 3, 6 and 7)                                 7,263,300      5,602,700
   Deferred income taxes, net (Note 11)                           1,594,700      1,574,600
   Prepaid expenses and other current assets                        374,000        242,100
                                                                ------------   ------------

      Total current assets                                       15,926,300     12,814,000

Notes receivable, less current portion                              455,000        455,000
Deferred income taxes, net (Note 11)                              1,377,700      1,441,400
Property, plant and equipment, net (Notes 4, 6 and 7)            16,273,100     10,799,500
Investment in Partnership                                           135,500          -
Intangible assets, net (Note 5)                                   4,854,000      5,065,500
Other assets                                                        103,300         59,000
                                                                ------------   ------------

                                                                $39,124,900    $30,634,400
                                                                ------------   ------------
                                                                ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 7)                   $ 3,179,000    $ 1,281,300
   Accounts payable (Note 13)                                     3,458,500      2,953,100
   Accrued liabilities (Note 9)                                   1,014,100        865,300
                                                                ------------   ------------

      Total current liabilities                                   7,651,600      5,099,700

Bank line of credit (Note 6)                                      4,500,000      2,373,400
Long-term debt, less current portion (Note 7)                     3,728,300      4,112,700
Long-term debt due related parties (Note 8)                       2,000,000          -
Other liabilities                                                     -              4,000
                                                                ------------   ------------

      Total liabilities                                          17,879,900     11,589,800
                                                                ------------   ------------


Stockholders' equity:
   Common stock, stated value $.01: authorized 20,000,000
    shares; issued and outstanding 15,806,362 and 14,065,995
    shares, respectively,
    net of treasury shares (Note 10)                             26,921,400     24,422,500
   Accumulated deficit                                           (5,676,400)    (5,377,900)
                                                                ------------   ------------

      Total stockholders' equity                                 21,245,000     19,044,600
                                                                ------------   ------------

                                                                $39,124,900    $30,634,400
                                                                ------------   ------------
                                                                ------------   ------------

  The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                    Three Months Ended             Nine Months Ended
                                                                         March 31,                     March 31,
                                                                --------------------------    --------------------------
                                                                    1998          1997            1998           1997
                                                                -----------    -----------    -----------    -----------
Net sales                                                       $ 8,099,600    $ 9,560,300    $25,260,500    $29,268,400
                                                                -----------    -----------    -----------    -----------
Costs and expenses:
   Cost of goods sold                                             6,399,400      7,373,700     19,882,700     21,999,100
   Selling, general and
    and administrative expenses                                   1,530,400      1,652,000      4,656,300      4,616,400
                                                                -----------    -----------    -----------    -----------

      Total costs and expenses                                    7,929,800      9,025,700     24,539,000     26,615,500
                                                                -----------    -----------    -----------    -----------

Income from operations                                              169,800        534,600        721,500      2,652,900
                                                                -----------    -----------    -----------    -----------

Other (expense)/income:
   Interest expense                                                (179,600)      (132,000)      (522,100)      (392,200)
   Lawsuit settlement                                                     -       (484,800)             -       (622,300)
   Other income/(expense), net                                       31,700        11,900         101,000         72,800
                                                                -----------    -----------    -----------    -----------

      Total other expenses                                         (147,900)      (604,900)      (421,100)      (941,700)
                                                                -----------    -----------    -----------    -----------
Income/(loss) before income taxes                                    21,900        (70,300)       300,400      1,711,200

Income tax benefit/(provision) (Note 11)                             26,500        56,100         (46,100)      (773,800)
                                                                -----------    -----------    -----------    -----------

Net income/(loss)                                                    48,400        (14,200)       254,300        937,400

Accumulated deficit, beginning of period                         (5,724,800)    (5,868,100)    (5,377,900)    (6,254,300)

Common stock dividends                                                    -              -       (552,800)      (565,400)
                                                                -----------    -----------    -----------    -----------
Accumulated deficit, end of period                              $(5,676,400)   $(5,882,300)   $(5,676,400)   $(5,882,300)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
Income per common share (Note 12):

   Net income:
     Basic                                                             $.00           $.00           $.02           $.07
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Diluted                                                           $.00           $.00           $.02           $.07
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
Weighted average number of common and
 common equivalent shares outstanding:
     Basic                                                       13,802,979     14,137,796     13,939,654     14,156,852
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Diluted                                                     13,802,979     14,137,796     13,939,654     14,157,640
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                      --------------------------
                                                                          1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
   Net income                                                         $   254,300    $   937,400
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                      1,365,800      1,200,200
     (Gain)/loss on sale of equipment                                      (5,200)        14,700
     Deferred income tax provision                                         43,400        677,900
     Provision for doubtful accounts                                        5,200         45,500
     Changes in assets and liabilities:
      Decrease in accounts receivable                                     195,700        525,900
      Increase in inventories                                            (448,400)      (177,600)
      Decrease/(increase) in prepaid expenses and other current assets     11,400        (52,600)
      (Increase)/decrease in other assets                                 (30,400)        13,900
      (Decrease)/increase in accounts payable                            (438,300)       109,000
      Decrease in accrued liabilities                                    (215,400)      (288,400)
                                                                      -----------    -----------

Net cash provided by operating activities                                 738,100      3,005,900
                                                                      -----------    -----------
Cash flows from investing activities:
   Acquisition of Rotocast, net of cash obtained                          (39,900)         -
   Advances on notes receivable, net                                      (17,100)        (1,500)
   Capital expenditures                                                (1,504,900)    (2,445,200)
   Proceeds from sale of equipment                                         12,000          3,200
                                                                      -----------    -----------
Net cash used in investing activities                                  (1,549,900)    (2,443,500)
                                                                      -----------    -----------
Cash flows from financing activities:
   Borrowings under line of credit                                      8,838,700      6,495,200
   Repayments under line of credit                                     (6,712,100)    (5,933,100)
   Proceeds from issuance of long-term debt                               700,000        526,400
   Repayment of long-term debt                                           (962,500)      (935,100)
   Payment of common stock dividends                                     (541,800)      (554,000)
   Proceeds from exercise of stock options                                   -             6,100
   Repurchases of common stock                                           (501,100)      (161,000)
                                                                      -----------    -----------
Net cash provided by/(used in ) financing activities                      821,200       (555,500)
                                                                      -----------    -----------
Net increase in cash                                                        9,400          6,900

Cash at beginning of period                                                12,100         11,600
                                                                      -----------    -----------
Cash at end of period                                                 $    21,500      $  18,500
                                                                      -----------    -----------
                                                                      -----------    -----------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                         $   514,600      $ 392,000
                                                                      -----------    -----------
                                                                      -----------    -----------
     Income taxes                                                     $    92,000      $ 165,500
                                                                      -----------    -----------
                                                                      -----------    -----------
Noncash investing activity:
   Acquisition of Rotocast by issuance of common stock                $ 2,990,300      $   -
                                                                      -----------    -----------
                                                                      -----------    -----------
Noncash financing activities:
   Common dividends declared but not paid                             $    11,400        $11,800
                                                                      -----------    -----------
                                                                      -----------    -----------
   Acquisition of Rotocast by issuance of note payable                $ 2,000,000      $   -
                                                                      -----------    -----------
                                                                      -----------    -----------
   Conversion of Rotocast bank debt to new note payable               $ 1,750,000      $   -
                                                                      -----------    -----------
                                                                      -----------    -----------

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

NOTE 2 - ACQUISITIONS OF ASSETS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998 between the Company and GSC Industries, Inc. ("GSC"), the Company acquired all of GSC's outstanding common stock holdings in Rotocast International, Inc. ("Rotocast") and Rotocast's wholly owned subsidiaries Rotocast Plastic Products Inc.; Wonder Products, Inc.; Nutron Plastic, Inc.; Rotocast Plastic Products of Texas Inc.; Rotocast Plastic Products of Nevada, Inc.; Rotocast Plastic Products of Tennessee, Inc.; and Rotocast Management Corporation. In accordance with the merger and reorganization Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen month promissory note bearing interest at 5.26% per annum. The promissory note is secured by a $2,000,000 irrevocable standby letter of credit issued by Wells Fargo Bank which can only be called upon if the principal balance of the note is not paid with ten days of maturity. Pursuant to the merger agreement the transaction was effective March 31, 1998.

To provide recourse to the Company, five percent of the common shares issued to GSC will be held in an escrow account to cover any claims by the Company in the event of any breaches of representations, warranties or covenants by GSC as outlined in the agreement. The Company has incurred approximately $80,000 of fees and expenses in conjunction with the merger. In addition the Company obtained an appraisal on Rotocast's machinery and equipment. The fair market value of these assets appraised at approximately $7.2 million.
As such, a write-up of Rotocast's machinery and equipment over their net book value of approximately $4.6 million was made and will be amortized over their estimated useful life of 10 years.

As part of the reorganization of Rotonics and Rotocast, the Company will be relocating its current operations in Warminster, Pennsylvania and Arleta, California into its other operating facilities. The relocation of these plants will result in non-recurring costs of approximately $200,000 over the next three months.

PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma condensed statement of operations of the combined operations of the Company and Rotocast have been prepared as thought he merger had occurred at the beginning of the Company's 1998 and 1997 fiscal year:

THREE MONTHS ENDED MARCH 31, 1998

                                                                                     Pro Forma       Pro Forma
                                                         Rotonics      Rotocast     Adjustments       Combined
                                                     ------------     ----------    -----------     -----------
Net Sales                                            $  8,099,600     $2,620,600                    $10,720,200
                                                     ------------     ----------                    -----------
                                                     ------------     ----------                    -----------
Income/(loss) from continuing operations
  before income taxes                                     $21,900     $ (118,700)   $  (114,900)(A)  $ (238,000)
                                                                                        (26,300)(B)
Benefit/(provision) for income taxes                       26,500         41,400        (67,900)(C)       -
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations                  $48,400     $  (77,300)   $  (209,100)     $ (238,000)
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Net income/(loss)                                         $48,400     $ (141,600)   $  (209,100)     $ (302,300)
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations
  per common share                                   $        .00                                    $     (.01)
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Net income/(loss) per common share                   $        .00                                    $     (.02)
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Average shares outstanding                             13,802,979                                    15,875,518(D)
                                                     ------------                                   -----------
                                                     ------------                                   -----------

NINE MONTHS ENDED MARCH 31, 1998
                                                                                     Pro Forma       Pro Forma
                                                         Rotonics      Rotocast     Adjustments       Combined
                                                     ------------     ----------    -----------     -----------
Net Sales                                             $25,260,500     $7,687,900                    $32,948,400
                                                     ------------     ----------                    -----------
                                                     ------------     ----------                    -----------
Income/(loss) from continuing operations
  before income taxes                                 $   300,400      $(326,800)    $ (344,700)(A) $  (450,000)
                                                                                        (78,900)(B)
(Provision)/benefit for income taxes                      (46,100)       124,800        (78,700)(C)       -
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations              $   254,300      $(202,000)    $ (502,300)    $  (450,000)
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Net income/(loss)                                     $   254,300      $(387,400)    $ (502,300)    $  (635,400)
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations
  per common share                                    $       .02                                   $      (.03)
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Net income/(loss) per common share                    $       .02                                   $      (.04)
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Average shares outstanding                             13,939,654                                    16,012,193(D)
                                                     ------------                                   -----------
                                                     ------------                                   -----------

NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS:

(A) Depreciation adjustment on $4,596,500 write-up of Rotocast's plant and equipment, calculated using an estimated useful life of ten (10) years.
(B) Interest adjustment for $2,000,000, eighteen (18) month note issued in connection with merger transaction.
(C) Reduction of income tax provision/(benefit) relating to the foregoing adjustments and the Company's available net operating loss carryforwards.
(D) Average shares outstanding include the 2,072,539 shares of Rotonics common stock issued in connection with the merger transaction.

                                RMI-CORPORATE

THREE MONTHS ENDED MARCH 31, 1997

                                                                                     Pro Forma       Pro Forma
                                                         Rotonics      Rotocast     Adjustments       Combined
                                                     ------------     ----------    -----------     -----------
Net Sales                                             $ 9,560,300    $ 2,351,900                    $11,912,200
                                                     ------------     ----------                    -----------
                                                     ------------     ----------                    -----------
Income/(loss) from continuing operations
  before income taxes                                 $   (70,300)   $  (142,500)     $(114,900)(A)   $(354,000)
                                                                                      $ (26,300)(B)
Benefit/(provision) for income taxes                       56,100         48,400      $(104,500)(C)       -
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations              $   (14,200)   $   (94,100)     $(245,700)    $  (354,000)
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Net income/(loss)                                     $   (14,200)   $   298,100      $(245,700)    $    38,200
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations
  per common share                                    $       .00                                   $      (.02)
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Net income/(loss) per common share                    $       .00                                   $       .00
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Average share outstanding                              14,137,796                                    16,210,335(D)
                                                     ------------                                   -----------
                                                     ------------                                   -----------

NINE MONTHS ENDED MARCH 31, 1997
                                                                                     Pro Forma       Pro Forma
                                                         Rotonics      Rotocast     Adjustments       Combined
                                                     ------------     ----------    -----------     -----------
Net Sales                                             $29,268,400     $6,801,800                    $36,070,200
                                                     ------------     ----------                    -----------
                                                     ------------     ----------                    -----------
Income/(loss) from continuing operations
  before income taxes                                 $ 1,711,200     $ (405,800)    $ (344,700)(A) $   881,800
                                                                                        (78,900)(B)
(Provision)/benefit for income taxes                     (773,800)       148,000        273,100(C)     (352,700)
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations               $  937,400     $ (257,800)    $ (150,500)    $   529,100
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Net income/(loss)                                      $  937,400     $  134,500     $ (150,500)    $   921,400
                                                     ------------     ----------    -----------     -----------
                                                     ------------     ----------    -----------     -----------
Income/(loss) from continuing operations
  per common share                                     $      .07                                   $       .03
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Net income/(loss) per common share                     $      .07                                   $       .06
                                                     ------------                                   -----------
                                                     ------------                                   -----------
Average share outstanding                              14,156,852                                    16,229,391(D)
                                                     ------------                                   -----------
                                                     ------------                                   -----------

NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS:

(A) Depreciation adjustment on $4,596,500 write-up of Rotocast's plant and equipment, calculated using an estimated useful life of ten (10) years.
(B) Interest adjustment for $2,000,000, eighteen (18) month note issued in connection with merger transaction.
(C) Reduction of income tax provision/(benefit) relating to the foregoing adjustments and the Company's available net operating loss carryforwards.
(D) Average shares outstanding include the 2,072,539 shares of Rotonics common stock issued in connection with the merger transaction.

NOTE 3- INVENTORIES:

Inventories consist of:

                                                        March 31,     June 30,
                                                          1998         1997
                                                      -----------   ----------
     Raw materials                                    $ 3,951,100  $ 3,160,000
     Finished goods                                     3,312,200    2,442,700
                                                      -----------   ----------

                                                      $ 7,263,300  $ 5,602,700
                                                      -----------   ----------
                                                      -----------   ----------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                        March 31,     June 30,
                                                          1998         1997
                                                      -----------   ----------
     Land                                            $  1,039,500 $  1,039,500
     Buildings and building improvements                4,072,000    3,274,500
     Machinery, equipment, furniture and fixtures      19,844,500   13,762,700
     Construction in progress                              58,800      359,900
                                                      -----------   ----------
                                                       25,014,800   18,436,600

     Less - accumulated depreciation                   (8,741,700)  (7,637,100)
                                                      -----------   ----------

                                                      $16,273,100  $10,799,500
                                                      -----------   ----------
                                                      -----------   ----------

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                        March 31,     June 30,
                                                          1998         1997
                                                      -----------   ----------
     Patents, net of accumulated amortization of
     $99,300 and $95,200                               $   49,500   $   35,200
     Goodwill, net of accumulated amortization
      of $2,295,700, and $2,070,000                     4,804,500    5,030,300
                                                      -----------   ----------

                                                      $ 4,854,000   $5,065,500
                                                      -----------   ----------
                                                      -----------   ----------

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2000 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at March 31, 1998 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 1998, total borrowings under the Company's line of credit was $4,500,000 of which $4,500,000 was borrowed under the LIBOR option. The LIBOR borrowings consist of two borrowings of $2,250,000 each, bearing a LIBOR interest rate of 8.1875% per annum and maturing April 6, 1998 and April 22, 1998, respectively. Proceeds from the loan were used for working capital purposes. At March 31, 1998 the Company had approximately $500,000 available for future borrowings under the revolving line of credit.

In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, the Company's revolving line of credit maximum principal amount was increased from $5,000,000 to $7,000,000.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

                                                        March 31,     June 30,
                                                          1998         1997
                                                      -----------   ----------
     Note payable - Bank  (A)                          $1,733,300   $2,333,300
     Note payable - Bank  (B)                             316,700      391,700
     Note payable - Bank  (C)                             415,200      491,500
     Note payable - Bank  (D)                             850,000    1,000,000
     Note payable - Bank  (E)                             700,000            -
     Note payable - Bank  (F)                           1,750,000            -
     Note payable - Bank  (G)                           1,097,300    1,147,100
     Other                                                 44,800       30,400
                                                      -----------   ----------
                                                        6,907,300    5,394,000

     Less current portion                              (3,179,000)  (1,281,300)
                                                      -----------   ----------

                                                       $3,728,300   $4,112,700
                                                      -----------   ----------
                                                      -----------   ----------

(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at March 31, 1998). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At March 31, 1998, the Company had $1,500,000 of the outstanding principal balance under the LIBOR option at 8.1875% per annum maturing on April 22, 1998. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at March 31, 1998) or LIBOR interest rate option for periods up to six months. At March 31, 1998, the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing April 22, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (8.5% per annum at March 31, 1998) or LIBOR interest rate option for periods up to six months. At March 31, 1998, the total outstanding principal was under the LIBOR option at 8.125% per annum maturing April 22, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (8.5% per annum at March 31, 1998) or LIBOR interest rate option for periods up to three months. At March 31, 1998, the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing April 6, 1998. The note is secured by the Company's machinery and equipment and matures on June 15, 2002.

(E) In January 1998, the Company was advanced $700,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $875,000 in machinery and equipment purchases. The note is due in monthly interest only payments at the bank's prime rate (8.5% per annum at March 31, 1998) or LIBOR interest rate option for periods up to three months until July 15, 1998. At such time the note will convert to a sixty month fully amortizable loan. At March 31, 1998, the total outstanding principal was under the LIBOR option at 8.1875% per annum maturing April 6, 1998. The note is secured by the Company's machinery and equipment and matures on June 15, 2003.

     At March 31, 1998, the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rates until July 15, 1998 at which time amounts borrowed will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. The note is payable in interest only payments at the bank's prime rate which was 8.5% per annum at March 31, 1998.

     In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. The note will be due in monthly principal installments of approximately $33,300 beginning May 15, 1998, plus interest at the bank's prime or LIBOR interest rate options. The loan will mature on April 15, 2003.

(G) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at March 31, 1998) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999.

NOTE 8 - RELATED PARTY DEBT:

Related party debt consists of:

                                                        March 31,     June 30,
                                                          1998         1997
                                                      -----------    ---------
     Note payable (A)                                  $2,000,000      $  -
                                                      -----------    ---------
                                                      -----------    ---------

(A) This note was issued to GCS Industries, Inc. in connection with the acquisition of Rotocast of which a director of the Company is a shareholder. The note bears interest at 5.26% per annum and is payable with one interest only payment due on March 25, 1999 and a second principal and interest payment due upon maturity of the note on September 25, 1999.

     The note is secured by a $2,000,000 irrevocable standby letter of credit which may be called upon only if the principal balance of the note is not paid within ten days of maturity.

NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                           March 31,     June 30,
                                                             1998         1997
                                                         -----------    ---------
     Salaries, wages, commissions and related payables    $  565,300    $ 640,500
     Other                                                   448,800      224,800
                                                         -----------    ---------

                                                          $1,014,100    $ 865,300
                                                         -----------    ---------
                                                         -----------    ---------

NOTE 10 -  COMMON STOCK:

Treasury stock is recorded at cost. At March 31, 1998, treasury stock consisted of 1,758 shares of common stock at a cost of $1,500 and at June 30, 1997, treasury stock consisted of 1,776 shares of common stock at a cost of $1,500.

On December 9, 1997, the Board of Directors declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 28, 1998 to stockholders of record on January 8, 1998.

During fiscal 1998, the Company retired 332,100 shares of its own common stock which it had purchased in connection with the Company's Buy Back Program at a total cost of $501,000.

In March 1998, the Company issued 2,072,539 shares of the Company's common stock in connection with the Rotocast merger transaction (See Note 2).

NOTE 11 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

                           For the three months ended   For the nine months ended
                                    March 31,                    March 31
                           --------------------------   -------------------------
                              1998           1997           1998        1997
                           ----------     -----------   ----------    -----------
     Current:
       Federal             $ (4,200)      $ (1,500)      $   -        $ 41,000
       State                (11,200)       (69,100)         2,700       54,900
                           ----------     -----------   ----------    -----------
                            (15,400)       (70,600)         2,700       95,900
                           ----------     -----------   ----------    -----------
     Deferred:
       Federal               (5,700)        12,000         55,500      653,200
       State                 (5,400)         2,500        (12,100)      24,700
                           ----------     -----------   ----------    -----------
                            (11,100)        14,500         43,400      677,900
                           ----------     -----------   ----------    -----------

                           $(26,500)      $(56,100)      $ 46,100     $773,800
                           ----------     -----------   ----------    -----------
                           ----------     -----------   ----------    -----------

At March 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $9,300,000 for federal income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized. The federal NOL carryforwards expire as follows:


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
                         ----------
                         $9,300,000
                         ----------
                         ----------

At March 31, 1998, the Company had a federal alternative minimum tax credit of approximately $190,000 which is available to offset future federal income tax once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 12 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock warrants and options when computing diluted earnings per share.

NOTE 13 - LAWSUIT SETTLEMENT:

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net sales for the three months ended March 31, 1998, decreased 15.3% to $8,099,600 compared to $9,560,300 for the same period last year. The Company continued to encounter a slow down in the marketplace during the current period. Although the Company has had to contend with these adverse market conditions during fiscal 1998, management perceives a possible strengthening in the marketplace. This coupled with increases in several proprietary product lines as well as customer tooling sales during the current period also exhibit a positive trend for the Company. In addition, backlog levels, which help provide a benchmark for future performance, are currently $700,000 above prior year levels. These positive trends are also reflected of management efforts to strengthen and refine its sales and marketing tactics including adding additional sales representatives to regain sales volumes and improve the Company's overall marketshare. The Company also supports its commitment to improve operating results with its recent merger with Rotocast which will increase market exposure and add several new retail product lines and distribution channels.

Cost of goods sold increased 1.9% to 79% of net sales for the three months ended March 31, 1998, compared to 77.1% for the same period last year. The increase in cost of goods sold is directly related to the lackluster sales volumes during the current period. Although the Company continues to encounter difficult market conditions which have resulted in lower gross margins when compared to prior year operations, management remains optimistic that its current backlog levels, more aggressive marketing efforts and the new product mix obtained in connection with the Rotocast merger should translate and improve sales volumes and gross margins in the ensuing months.

Selling, general, and administrative expenses were $1,530,400, or 18.9% of net sales for the three months ended March 31, 1998, compared with $1,652,000, or 17.3% for the same period last year. Selling, general and administrative expenses remained consistent with previous quarter levels but have decreased $121,600 over prior year results. The decrease is attributed to insurance cost savings net of increased personnel and marketing costs associated with the Company's increased marketing efforts as well as additional administrative staffing requirements consistent with future growth plans. Management will continue to monitor these costs in correlation to future sales volumes levels.

Total interest expense increased $47,600 to $179,600 for the three months ended March 31, 1998, compared to $132,000 for the same period last year.
The increase is primarily related to an increase in the Company's debt structure when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and during fiscal 1998 (approximately 1.4 million), one million in machinery and equipment purchases in fiscal 1998 and an increase in short-term borrowings in connection with raw material purchasing strategies. The aforementioned events have also caused an increase in short term borrowings due to a notable decrease in cash flows from operations. The Company anticipates it will incur additional interest cost during the remaining portion of fiscal 1998 due to the debt issued in connection with the Rotocast merger as well as the debt assumed in the transaction which together amount to approximately $3.8 million. Management believes these increased costs should not have a significant impact due to the potential improved operating results which will be obtained as a result of the Rotocast merger.

Income tax benefit was $26,500 for the three months ended March 31, 1998, compared to a benefit of $56,100 for the same period last year. The change was primarily due to the Bonar lawsuit settlement which increased the overall net loss reported in the prior period.

Net income was $48,400, or zero earnings per common share, for the three months ended March 31, 1998, compared to a loss of $14,200, or zero earnings per common share for the same period last year. The increase is directly related to the lawsuit settlement costs incurred in the prior period net of the effect of an overall reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with increase in interest expenses as outlined above. Management realizes that an on going down turn in the Company's marketplace or increases in raw material costs could hinder the Company's drive to improve its performance, but remains optimistic that current conditions are an indication of improved sales volumes and operating results during the balance of fiscal 1998. The Company is extremely pleased with the potential benefits which will come from the Rotocast merger. Management acknowledges it will incur additional costs during the reorganization of its operating facilities, but believes the Rotocast merger will provide the unique opportunity to capitalize on expanding its marketshare with the newly acquired product lines and distribution channels as well as future cost savings obtainable by combining manufacturing, sales and administrative functions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31 , 1998 & 1997

Net sales for the nine months ended March 31, 1998, decreased 13.7% to $25,260,500 compared to $29,268,400 for the same period last year. The reduction is attributed to a lackluster marketplace which has resulted in notable volume reductions in several of the Company's main product lines as well as the custom molded product arena. Although the Company is currently below prior year results, management has seen positive trends during the last quarter which should improve results as we move forward. Several proprietary product lines realized improved volume momentum as well as an overall increase in customer tooling sales of $440,000 during the current period. Notable increases in customer tooling sales usually signifies increased activity for custom molded products. Management is optimistic that this trend along with current backlog levels will provide the thrust for overall improved sales volumes and operating results. Management also anticipates a 20-25% increase in sales volumes during the next quarter as a result of the recent Rotocast merger. The merger will provide new product lines, increased market share of existing product lines, new marketing/distribution channels and increase production capabilities.

Cost of goods sold increased 3.5% to 78.7% of net sales for the nine months ended March 31, 1998, compared to 75.2% for the same period last year. The increase is directly related to the lackluster sales volumes during the current period. These lower sales volume levels have not been sufficient to sustain gross margins consistent with prior years. During this period management has also focused on reducing inefficiencies caused by operating at these sales volume levels which will also continue to benefit the Company once we regain higher sales volume levels. The Company continues to see the significant efficiencies obtained at the operating facilities that are fully utilizing the automated routing machines and expects that all facilities will be obtaining cost benefits from these machines by fiscal year end.
Management also perceives future benefits will be realized with the recent Rotocast merger. During the next several months the Company will be reorganizing its manufacturing facilities to take advantage of the opportunities to increase production, increase efficiencies and streamline operations. The Company will begin this process by relocating its existing facilities in Warminster, Pennsylvania and Arleta, California into other facilities. These changes should provide significant cost reductions and promote improved efficiencies. The facility consolidations coupled with Rotocast diverse retail product lines are anticipated to translate into improved gross margins during the ensuing months.

Selling, general and administrative expenses were $4,656,300, or 18.4% of net sales for the nine months ended March 31, 1998, compared to $4,616,400 or 15.8% for the same period last year. Although, selling, general and administrative have increased as a percentage of sales, due to the lower sales volumes during the current period, these costs have remained fairly consistent with prior year results. The increase of $39,900 during the current nine month period is attributed to increases in personnel and marketing costs associated with the Company's advanced marketing efforts as well as additional administrative staffing requirements consistent with future growth plans, net of insurance cost savings. Management will continue to monitor these costs in correlation to future sales volumes levels.

Total interest expense increased $129,900 to $522,100 for the nine months ended March 31, 1998, compared to $392,200 for the same period last year.
The increase is primarily related to an increase in the Company's debt structure when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and 1998 (approximately 1.4 million), one million in machinery and equipment purchases in fiscal 1998 and an increase in short-term borrowings in connection with raw material purchasing strategies. The aforementioned events have also caused an increase in short term borrowings due to a notable decrease in cash flows from operations. The Company anticipates it will incur additional interest cost during the remaining portion of fiscal 1998 due to the debt issued in connection with the Rotocast merger as well as the debt assumed in the transaction which together amount to approximately $3.8 million. Management believes these increased costs should not have a significant impact due to the potential improved operating results which will be obtained as a result of the Rotocast merger.

Income taxes were $46,100 for the nine months ended March 31, 1998, compared to $773,800 for the same period last year. The decrease is directly related to the reduced level of income from operations.

Net income was $254,300, or $.02 per common share, for the nine months ended March 31, 1998, compared to $937,400, or $.07 per common share for the same period last year. The decrease is directly related to the reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with increases in selling, general, administrative and interest expenses as outlined above. Management realizes that an on going down turn in the Company's marketplace or increases in raw material costs could hinder the Company's drive to improve its performance, but remains optimistic that current conditions are an indication of improved sales volumes and operating results during the balance of fiscal 1998. Management is extremely pleased with the potential benefits which will result from the Rotocast merger. Management realizes it will incur additional costs during the reorganization of its operating facilities, but believes the Rotocast merger will provide the Company a unique opportunity to capitalize on expanding its marketshare with the newly acquired product lines and distribution channels as well as future cost savings obtainable by combining various manufacturing, sales and administrative functions.

FINANCIAL CONDITION

Working capital increased by $560,400 to $8,274,700 at March 31, 1998 compared to $7,714,300 at June 30, 1997. The increase is primarily related to the inclusion of Rotocast's net current assets as of March 31, 1998, net of normal fluctuations in accounts receivables, a decrease in accounts payable related to the payment of litigation settlement costs previously accrued for in fiscal 1997 and an increase in inventories related to raw material purchasing strategies.

Cash provided by operations was $738,100 for the nine months ended March 31, 1998, which reflected a decrease of $2,267,800 in relation to prior period results. The reduction is primarily attributed to the lower sales volume levels reported during the current period which resulted in a decrease in income from operations of approximately 1.9 million, as well as a notable decrease in accounts payable and an increase in inventories, as indicated above, which increased cash used by operating activities by $886,700.

The Company expended a total of $1,504,900 for property, plant and equipment during the nine months ended March 31, 1998, compared to $2,445,200 for the same period last year. The decrease over prior year is directly related to the costs incurred to purchase the Commerce City, Colorado facility. The Company continued to complete its internal expansion project that it began in fiscal 1997. During the current period the Company acquired two additional roto-molding machines for its Idaho facility, a second CNC router at its Chicago facility, as well as resin silo projects in Florida and Colorado.
The Company also substantially completed its building improvement project at its new Commerce City, Colorado facility. Now that the majority of the Company's internal expansion project is completed, management believes the Company is primed to meet its future growth plans.

In January 1998, the Company advanced $700,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $875,000 in machinery and equipment purchases. The note is due in monthly interest only payments through July 15, 1998, at which time it will convert to a sixty month fully amortizable note.

In connection with the Rotocast merger, the Company issued an eighteen month $2,000,000 note payable to the seller and also replaced Rotocast's existing line of credit and term debt with a 90 day bank note in the amount of $1,750,000. The note to the seller is payable with one interest only payment due on March 25, 1999 and a second principal and interest payment due upon maturity on September 25, 1999. The $2,000,000 note is secured by an irrevocable standby letter of credit which can only be called upon if the principal balance is not paid within 10 days of maturity.

In April 1998, the bank increased the Company's total loan facility to $16.5 million. This was done in conjunction with an appraisal of Rotocast's assets. The ninety day note which was issued to retire Rotocast's existing debt was replaced with a $2,000,000 sixty month fully amortizable note payable in monthly principal payments of approximately $33,300 plus interest and will mature on April 15, 2003. The other major change to the Company's total debt structure with the bank was an increase to the total principal available on the Company's line of credit from $5 million to $7 million. In addition, the maturity date of the line of credit was extended to October 1, 2000. Net borrowings under the line of credit increased $2.1 million to $4.5 million between June 30, 1997 and March 31, 1998. Current increases in the line are related to ongoing capital expenditures, including the building improvements in Commerce City, Colorado, payments made during the year in connection with the Bonar litigation settlement, the fiscal 1998 common stock dividend payment and an increased reliance on the line of credit due to the reduction in income from operations. At March 31, 1998, the Company had $500,000 available for future borrowings under the line of credit. With the change in the Company's debt structure in April 1998 the available borrowings under the line of credit increased by an additional $2,000,000.

The Company initiated a Stock Buy Back Program in fiscal 1998. As a result the Company purchased and retired a total of 332,100 shares of common stock at a cost of $501,000.

On December 9, 1997 the Board of Directors declared at its Annual Meeting of Stockholders its third annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share was paid on January 28, 1998 to stockholders of record on January 8, 1998. The Board of Directors is confident with the Company's continued success and believes our loyal shareholders should continue to receive a return on their investments for their continued support.

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

                                      Rotonics Manufacturing Inc.
                                      Registrant



Date: May 15, 1998                    /s/  Sherman McKinniss
                                      -------------------------
                                      Sherman McKinniss
                                      President and
                                      Chief Executive Officer

                                EXHIBIT INDEX


EXHIBIT   DESCRIPTION                                                  PAGE
-------   -----------                                                  ----
11        Statement Regarding Computation of Per Share Earnings         20