Form 10-K
period 1998-06-30
ROTONICS MANUFACTURING INC/DE
filed 1998-09-25
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 1998

Commission file number 1-9429

                          ROTONICS MANUFACTURING INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     36-2467474
         -------------------------------                    ------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         17022 South Figueroa Street
              Gardena, California                                 90248
         -------------------------------                    ------------------
         (Address of principal offices)                         (Zip Code)

Registrant's telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock ($.01 stated value)               American Stock Exchange
         --------------------------------               -----------------------
              Titles of each class                       Name of each Exchange
                                                          on which registered

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ /X/ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 15, 1998, was $6,222,100 (1).

The number of shares of common stock outstanding at September 15, 1998 was 15,532,661.

(1) Excludes 8,421,696 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 15, 1998. Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Document                                                         Form 10-K
--------                                                         ---------
                                                                   Part
                                                                   ----
Definitive Proxy Statement to be used in connection
with the Annual Meeting of Stockholders to be held on
December 8, 1998                                                    III

                                             TABLE OF CONTENTS

                                                                                           Page
                                                                                          ------
PART I

Item 1   Business                                                                            4
Item 2   Properties                                                                          6
Item 3   Legal Proceedings                                                                   7
Item 4   Submission of Matters to a Vote of Security Holders                                 7

PART II

Item 5   Market for Registrant's Common Stock and Related
           Stockholder Matters                                                               8
Item 6   Selected Financial Data                                                             9
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              11
Item 8   Financial Statements and Supplementary Data                                        14
Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                              14

PART III

Item 10  Directors and Executive Officers of the Registrant                                 15
Item 11  Executive Compensation                                                             15
Item 12  Security Ownership of Certain Beneficial Owners
           and Management                                                                   15
Item 13  Certain Relationships and Related Transactions                                     15

PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                                      16

SIGNATURES                                                                                  17

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

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. These operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-D, and RMI-F, respectively. Rotonics was a privately held California Corporation which was 52% owned by Mr. Sherman McKinniss. Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991.

In September 1991, the Company's wholly owned subsidiary, Rotational Molding, Inc. ("RMI"), was merged into the Company and now operates as two divisions using the trade names RMI-G and RMI-I with manufacturing operations in Gardena, California and Caldwell, Idaho, respectively.

Effective January 1, 1992, the Company acquired Plastech Holdings, Inc. ("Plastech"), and its wholly owned subsidiary, Plastech International, Inc., for $1,777,070 in cash. Plastech was headquartered in Warminster, Pennsylvania with an additional operation in Gainesville, Texas. In July 1992, Plastech was merged with the Company and now operates as a division of the Company using the trade name RMI-T.

Effective April 1, 1995, the Company purchased certain assets and assumed certain liabilities of Custom Rotational Molding, Inc. ("CRM") for 300,000 shares of the Company's common stock. The Company assumed CRM's operations in Arleta, California.

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility. In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased on a month-to-month term basis at $6,250 per month.

In February 1997, the Company purchased a 9.73 acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado. The Company has since expended significant resources to refurbish the facility to house its Colorado operations. In addition to the new facility the Company added two state of the art roto-molding machines and a CNC router to increase and enhance existing manufacturing capacity. Also, the facility is located within an enterprise zone which should provide additional benefits.

Effective April 1, 1998, the Company merged with Rotocast International, Inc. and its wholly owned subsidiaries ("Rotocast"), with the Company being the surviving entity. In accordance with the Merger Agreement, the Company issued 2,072,539 shared of its common stock and a $2,000,000 note payable secured by a stand-by letter of credit in exchange for all the outstanding voting stock of Rotocast.

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana. These operations currently conduct business as divisions of the Company using the trade names Rotocast of Miami, Nutron/AMP, Rotocast of Tennessee, Rotocast of Texas and Rotocast of Nevada. Prior to the merger the operations in Bossier City, Louisiana were substantially discontinued. As of September 1998, the Company completed the discontinuance process and has returned the facility to the landlord. Rotocast was a privately held Florida corporation owned by GSC Industries, Inc. ("GSC"). The Company leases the remaining Rotocast facilities from GSC under long-term lease arrangements. Effective April 1998, and pursuant to the Merger Agreement, Mr. Robert Grossman, a shareholder of GSC and former President of Rotocast, was named to the Company's Board of Directors.

In conjunction with the Rotocast merger the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations. The consolidation of these facilities will greatly enhance the operations of the Company's remaining facilities, reduce its overall manufacturing overhead costs, and take greater advantage of its marketing and distribution channels since the completion of the Rotocast merger. The consolidation of the facilities was substantially completed as of June 30, 1998. During fiscal 1999, the Company will continue to work on streamlining the operations effected by the consolidation as well as supplement these operations with additional roto-molding machines and CNC routers.

Following the closure of the Company's Warminster, Pennsylvania facility the Company opened a sales office in this region. The Company utilizes this office to continue its marketing and sales efforts in conjunction with the Plastech line of products.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility.

DESCRIPTION OF BUSINESS

The Company currently has ten manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America. These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, point of purchase display, medical waste, refuse, retail, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the roto-molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company's manufacturing operations as part of the Rotocast merger. Utilizing this process the Company markets a variety of parts for commercial, promotional and residential uses under the trade names Nutron and AMP. Roto-molding is a process for molding plastic resin by rotating a mold in a heated environment while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold. The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold. The roto-molding process has been used for many years and continues to be recognized as a growth industry in recent years as a result of numerous ongoing business consolidations and the development of new resins. These new resins allow roto-molded items to compete with more traditional materials such as carbon and stainless steel, especially in the fabrication of large, lightweight, one-piece molded items such as storage tanks. Roto-molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process. The Company's products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, point-of-purchase displays, agricultural / livestock products and containers and other molded items.

The Company purchases resin from eight major suppliers in the U.S. and Canada. There are six additional suppliers of minor significance. As the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not been generally subject to volatile fluctuations which are often experienced by the petroleum industry. The Company also incorporates the use of post-consumer plastic products blended with virgin materials in the manufacturing of products that call for its use.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications. The patents expire through the year 2010. Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company's products is governed by geography and region since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs. There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States. However, each of these businesses still competes in a geographic region as determined by customer demand within that region, a constraint inherent to the industry. Due to its nationwide presence, the Company has substantially alleviated such constraint as the Company's operations are located within approximately 500 miles of all potential customers in the continental United States. The Company's sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix. Peak season is usually experienced in the period from April through June. Historically the quarter from January through March is the slowest production period of the year. The Company's backlog was $4,252,800 and $4,313,400 as of June 30, 1998 and 1997,
respectively. All of the backlog orders of June 30, 1998 are expected to be filled during fiscal 1999.

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

EMPLOYEES

As of June 30, 1998, the Company employed a total of 600 individuals. The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

ITEM 2.  PROPERTIES

The Company's corporate office occupies a separate building comprising approximately 3,100 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

                                    Building          Total Facility            Annual
Property                             Square               Square                 Base             Expiration
Location                             Footage              Footage                Rent               Date (2)
--------                             -------              -------                ----             ------------
Gardena, California (1)              42,800               183,300             $ 259,300         October 2001

Caldwell, Idaho                      21,250                71,200             $  73,900         September 2000

Bartow, Florida                      34,000               150,600             $ 106,900         September 2004

Miami, Florida                       48,000                86,000             $ 148,600         March 2013

Gainesville, Texas (3)                    -               108,900             $   1,000         April 2001

Brownwood, Texas                     42,800               136,120             $  67,000         March 2013

Las Vegas, Nevada                    30,000                90,000             $ 122,600         March 2013

Knoxville, Tennessee                 44,000               174,240             $ 135,900         March 2013

(1) The Company has an option to purchase these facilities.
(2) Does not give effect to any renewal options.
(3) Represents a 2.5 acre ground lease adjacent to Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas. In September, 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois for the Company's Illinois manufacturing operations. The Texas and Illinois facilities are currently encumbered by a combined $2 million mortgage. In February 1997 the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado for the Company's Colorado manufacturing operations. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and its operations incorporated into the Illinois facility. The Wisconsin facility is currently leased to an unrelated lessee for $6,250 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ($.01 stated value) is traded on the American Stock Exchange ("AMEX") under the symbol "RMI". The number of stockholders of record of the Company's Common Stock was approximately 6,200 at September 15, 1998.

                         PRICE RANGE OF COMMON STOCK

The following table sets forth the quarterly price ranges of the Company's Common Stock in Fiscal 1998 and 1997, as reported on the composite transactions reporting system for AMEX listed stocks.

                                                                      High                  Low
                                                                    ---------             --------
Fiscal 1997
             First Quarter Ended September 30, 1996                  $ 1-1/2               $1-5/16
             Second Quarter Ended December 31, 1996                    1-3/4                 1-1/4
             Third Quarter Ended March 31, 1997                       1-1/16                 1-3/8
             Fourth Quarter Ended June 30, 1997                        1-1/2                 1-1/4

Fiscal 1998
             First Quarter Ended September 30, 1997                  $1-5/16               $ 1-3/8
             Second Quarter Ended December 31, 1997                    1-3/4                 1-3/8
             Third Quarter Ended March 31, 1998                       1-9/16                 1-1/4
             Fourth Quarter Ended June 30, 1998                        1-3/8                 15/16

In fiscal 1998, 1997 and 1996, the Company paid a regular cash dividend of $.04 per share on its Common Stock. Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company's future financial ability to declare and pay such dividends. Additionally, certain lending agreements restrict the Company from declaring or paying dividends on its Common Stock. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources.") According to the lending agreement with its bank, the Company may not declare or pay any dividend or distribution on any stock or redeem, retire, repurchase or otherwise acquire any of such shares unless the Company can obtain prior bank authorization and appropriate waivers.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Year ended June 30,
                                          ------------------------------------------------------------------------------------
                                             1998 (B)           1997             1996            1995(C)           1994
                                          ------------------------------------------------------------------------------------
INCOME STATEMENT DATA

Net sales                                     $38,058,900      $39,385,100      $35,703,600      $35,887,600      $31,346,300

Cost of goods sold                             29,268,400       29,292,100       26,443,700       26,298,900       23,312,300

Gross margin                                    8,790,500       10,093,000        9,259,900        9,588,700        8,034,000

Selling, general and
  administrative expenses (F)                   7,327,300        6,239,600        6,313,100        5,767,900        5,636,800

Interest expense                                  793,700          556,500          696,500          766,500          592,500

Income from continuing operations
  before change in accounting principle
  for income taxes (D)                            417,200        1,441,800        1,472,700        3,287,600        1,873,000

Cumulative effect of change in account-
  ting principle for income taxes (E)                  -                -                -                -         4,013,000

Net income                                  $     417,200     $  1,441,800     $  1,472,700     $  3,287,600     $  5,886,000

Income/(loss) from continuing
  operations per common share               $         .03     $        .10     $        .10     $        .24      $       .13

Average common shares
  outstanding (A)                              14,445,200       14,134,600       13,848,500       12,595,200       11,942,200

OTHER FINANCIAL DATA

Income from continuing
  operations as a percent of sales                   1.1%             3.7%             4.1%             9.2%             6.0%

(A) Computed on the basis of the weighted average number of common shares outstanding during each year.

(B) Includes the results of operations of Rotocast since the effective date of merger.

(C) Includes the results of operations of CRM since the effective date of acquisition.

(D) Fiscal year 1997 includes $1,010,800 in costs relating to a lawsuit settlement.

(E) Represents the recognition of a net deferred tax asset in conjunction with the adoption of FAS 109, "Accounting for Income Taxes" (see Note 14 of Notes to Financial Statements).

(F) In 1998, includes $280,300 in plant consolidation expenses.

                                                                                 At June 30,
                                          ------------------------------------------------------------------------------------
                                             1998 (B)           1997             1996            1995(C)           1994
                                          ------------------------------------------------------------------------------------
BALANCE SHEET DATA

Current assets                            $16,463,600      $12,814,000      $13,023,000      $11,903,200     $  9,244,500

Current liabilities                         6,452,800        5,099,700        4,864,500        4,766,000        7,256,300

Working capital surplus                    10,010,800        7,714,300        8,158,500        7,137,200        1,988,200

Total assets                               40,563,800       30,634,400       29,055,700       30,359,400       24,939,000

Long-term debt                             10,976,500        6,486,100        5,864,100        7,707,700        2,834,400

Total liabilities                          19,155,900       11,589,800       10,732,600       12,477,700       10,095,700

Preferred stock                                    -                -                -         3,000,000        3,875,000

Current ratio                                2.6 to 1         2.5 to 1         2.7 to 1         2.5 to 1         1.3 to 1

Net book value per
  common share (A)                        $      1.35      $      1.35      $      1.29      $      1.15     $        .92

(A) Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year.

(B) Includes the effect of the Rotocast merger.

(C) Includes the effect of the acquisition of CRM.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading Item 3, "Legal Proceedings", under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Footnote 1 to Financial Statements.

OPERATIONS

Net sales were $38,058,900 in fiscal 1998 which fell 3.4% below fiscal 1997 net sales of $39,385,100. Fiscal 1998 was transitional year for the Company as it endured difficult market conditions while continuing its internal efforts to increase manufacturing capabilities, promote efficient operations and restructure and build its marketing functions. Following fiscal 1997's stellar increase in custom molded sales, the Company reported a 17.6% drop in this category. As such, during fiscal 1998 this reduction accounted for the majority of the loss in sales volumes in the current period. The Company's markets have been unpredictable over the last few years and has caused the Company to readily adapt itself to always take the utmost advantage of the current economic and market conditions we operate in. During the fourth quarter of fiscal 1998, the Company began to see improvements in the marketplace. This coupled with the Rotocast merger resulted in improved sales volumes in the fourth quarter of fiscal 1998. Sales volumes increased approximately 26.5% to $12,798,400 for the three months ended June 30, 1998 compared to the same period last year. Sales from the recently merged
Rotocast divisions accounted for 9% of the Company's net sales in fiscal 1998.

Net sales increased $3,681,500 or 10.3% to $39,385,100 in fiscal 1997 compared to $35,703,600 in fiscal 1996. The majority of the Company's product lines sustained relatively level sales volumes as compared to fiscal 1996 with the increased volumes related directly to increases in marine, custom molded products and customer tooling. Custom molded products reported an impressive 40% increase over prior year volumes. Management attributes this gain to its experienced sales/engineering staff's ability to expand the Company's marketshare of these products. During the last several years the Company has also capitalized on the roto-molding industry's overall expanding marketplace for its products. In fiscal 1996, we experienced a lackluster marketplace due to volatile resin prices and then what appeared to be a return of consumer confidence in fiscal 1997. However, certain analysts in the industry have indicated that the industry appears to have reached a temporary plateau. Management continues to watch these trends to ascertain what impact it will have on the Company's growth projections.

Cost of goods was $29,268,400 or 76.9% of net sales in fiscal 1998 compared to $29,292,100 or 74.4% and $26,443,700 or 74.1% of net sales in fiscal 1997 and 1996. Since fiscal 1995, the roto-molding industry has experienced extreme volatility in plastic resin prices. These price increases have resulted in substantial increases in raw material prices per pound since the beginning of this four year period. The price increases were enacted by the various resin suppliers in response to domestic and foreign material demands as well as various natural and internal disasters experienced by the resin suppliers. The cost of plastic resin represents a significant portion of the Company's manufacturing costs and has continually challenged the Company to effectively mitigate these increases. Since fiscal 1995, the Company was relatively successful in mitigating these resin price increases by initiating customer price increases and various raw material purchasing strategies. In fiscal 1997, the Company also benefited from increased volumes of custom molded products. Pricing structures for custom molded products typically follow market trends and allow the Company to obtain gross margin levels consistent with Company objectives. However, due to fiscal 1998's adverse market conditions which resulted in the reduction in fiscal 1998 sales volumes coupled with high resin prices during the majority of the year, the Company was unable to maintain consistent operating results. In the fourth quarter of fiscal 1998, management began to see more favorable trends in resin prices. As these trends continue into fiscal 1999, management is optimistic about improved gross profit margins. Management will continue to monitor these trends and their affect on the marketplace to maximize any obtainable benefits. During the fourth quarter of fiscal 1998, management also consolidated two of its manufacturing locations into its remaining ten locations. These restructuring efforts should have a positive impact on gross margins during future periods due to the elimination of the fixed overhead costs associated with the closed facilities.

Selling, general and administrative expenses were $7,047,000 or 18.5% of net sales in fiscal 1998 compared to $6,239,600 or 15.8% of net sales in fiscal 1997. The increase relative to net sales is attributed to the decrease in sales volumes during the first three quarters of fiscal 1998 plus the additional expenses related to the Rotocast operations (approximately $1.2 million) which was incurred in the fourth quarter of fiscal 1998. Since the Rotocast merger, management has focused its efforts on restructuring sales and administrative functions at these facilities. These efforts coupled with the plant consolidations mentioned above should result in necessary cost reductions to bring SG&A costs in synch with future sales volumes and management's objectives.

Selling, general and administrative expenses were $6,239,600 or 15.8% of net sales in fiscal 1997 compared to $6,313,100 or 17.7% of net sales in fiscal 1996. The overall decrease is primarily attributable to the 10.3% increase in 1997 sales volumes and management's ability to keep these costs in synch with the current sales volume levels. Management continued the restructuring of its sales/engineering staff in fiscal 1997. The changes enacted have had a positive impact on the Company's sales growth with a minimal impact to increased selling costs. The Company continues to benefit from the operating efficiencies realized since the completed consolidation of the Illinois and Wisconsin facilities.

Income from operations was $1,463,200 or 3.8% of net sales in fiscal 1998 compared to $3,853,400 or 9.8% and $2,946,800 or 8.3% of net sales in fiscal 1997 and 1996. Again, current year operations were effected by sluggish sales volumes, high resin prices and the additional SG&A costs related to the Rotocast operations. Management perceives some indication within the industry to move beyond its previous sales plateau. This potential improvement in market conditions coupled with favorable resin costs and the cost savings related to the recent plant consolidations should improve future operating results. However, if resin prices do not remain stable and the marketplace reacts adversely to current domestic and foreign economic conditions which have recently arisen, these factors could adversely effect the Company's ability to meet future operating objectives.

Interest expense increased $237,200 to $793,700 in fiscal 1998, compared to $556,500 in fiscal 1997. The increase is primarily attributed to an increase in the Company's debt structure when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and during fiscal 1998 (approximately $1.4 million), $1.6 million in capital expenditures at the other Company facilities in fiscal 1998, and the additional debt issued in connection with the Rotocast merger as well as the debt assumed in the transaction which together amount to approximately $3.8 million. In addition, the Company has incurred an increase in short-term borrowings due to a decrease in cash flows from operations.

Interest expense decreased $140,000 to $556,500 in fiscal 1997 compared to $696,500 in fiscal 1996. The decrease is attributed to reductions in the Company's overall debt structure during the first half of fiscal 1997 coupled with stable interest rates during the majority of the year and the Company's extensive use of optional bank LIBOR interest rates. During later part of fiscal 1997, the Company made significant machinery and equipment purchases and purchased a 9.73 acre facility in Commerce City, Colorado to expand and relocate its Colorado operations. These expenditures set the stage for the Company's future growth and were funded by operating cash flows and the issuance of additional bank financing. The later has increased the Company's overall debt structure by approximately $725,000 at fiscal year end and which resulted in additional interest costs in fiscal 1998.

Net income was $417,200 or $.03 per common share in fiscal 1998 compared to $1,441,800 or $.10 per common share in fiscal 1997. The decrease is directly related to the reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with the increases in SG&A and interest expenses outlined above. As we look forward, management is extremely pleased with the benefits which will result from the Rotocast merger and the consolidation of two of its operating divisions in fiscal 1998. The Rotocast merger has provided the Company a unique opportunity to capitalize on expanding its marketshare with the newly acquired product lines and distribution channels as well as the cost savings obtainable by combining various manufacturing, sales and administrative functions.

Net income remained relatively consistent at $1,441,800 or $.10 per common share in fiscal 1997 compared to $1,472,700 or $.10 per common share in fiscal 1996. Although consistent with prior year, the Company's 1997 results included costs of $1,010,800 or $.07 per common share related to litigation settlement expenses (see Note 15 of "Notes to Financial Statements). Total litigation costs represent an out of court settlement of $750,000 plus additional legal costs of $260,800.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $2,296,500 to $10,010,800 at June 30, 1998 compared to $7,714,300 at June 30, 1997. The increase is primarily related to the inclusion of Rotocast's net current assets as of June 30, 1998, net of normal fluctuations in accounts receivables and accounts payables, an increase in inventories related to raw material purchasing strategies and an increase in the current portion of long-term debt related to additional machinery and equipment financing.

Cash provided by operations was $1,937,300 for fiscal 1998 which reflected a decrease of $1,841,600 in relation to prior period results. The reduction is primarily attributed to the lower sales volume levels reported in the current period which resulted in a decrease in net income of approximately $1 million, as well as a decrease in accounts payable and increases in accounts receivable and inventories, as indicated above, which increased cash used by operating activities by $769,000.

The Company expended a total of $2,103,100 for property, plant and equipment during fiscal 1998 compared to $3,797,800 for fiscal 1997. The decrease over prior year is directly related to the costs incurred to purchase the Commerce City, Colorado facility. The Company continued to complete its internal expansion project that it began in fiscal 1997. During the current period the Company acquired two additional roto-molding machines for its Idaho facility, CNC routers for its Chicago, Nevada and Idaho facilities, as well as resin silo projects in Florida and Colorado. The Company has also substantially completed its building improvement project at its new Commerce City, Colorado facility. The Company will continue its internal expansion project in fiscal 1999 as it determines the additional requirements associated with the Rotocast operations. This commitment has allowed the Company to stay in the forefront of the industry and optimizes our position for future growth.

In January 1998, the Company advanced $700,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance $875,000 in machinery and equipment purchases. The note is due in monthly interest only payments through November 15, 1998, at which time it will convert to a sixty month fully amortizable note.

In connection with the Rotocast merger, the Company issued a eighteen month $2,000,000 note payable to the seller and also replaced Rotocast's existing line of credit and term debt with a 90 day bank note in the amount of $1,750,000. The note to the seller is payable with one interest only payment due March 25, 1999 and second principal and interest payment due upon maturity on September 25, 1999. The $2,000,000 note is secured by an irrevocable standby letter of credit which can only be called upon if the principal balance is not paid within 10 days of maturity.

In April 1998, the bank increased the Company's total loan facility to $16.5 million. This was done in conjunction with an appraisal of Rotocast's fixed assets. The ninety day note which was issued to retire Rotocast's existing debt was replaced with a $2,000,000 sixty month fully amortizable note payable and then in July 1998, the note was increased to $3,000,000. The note is payable in monthly principal payments of $50,000 plus interest and will mature on July 1, 2003. Also, in July 1998, the bank replaced the Company's existing real estate loan with a new $2,000,000 loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties. The note will be due in monthly principal payments of approximately $6,700 plus interest on a twenty-five year amortization with the outstanding principal due on July 1, 2008. The other major change to the Company's total debt structure with the bank was an increase to the total principal available on the Company's line of credit from $5 million to $7 million which is also inclusive of a $2 million subfeature for the issuance of a standby letter of credit securing the note payable due to the seller of Rotocast. The maturity date of the line of credit was extended to October 1, 2000. In addition, the bank reduced the LIBOR interest rate spread from 2.5% down to 2.25% and made this option available on all bank borrowings.

Net borrowings under the line of credit increased $1.5 million to $3.9 million between June 30, 1997 and June 30, 1998. Current increases in the line balance are related to a combination of the ongoing capital expenditures, including the building improvements in Commerce City, Colorado, payments made during the year in connection with the Bonar litigation settlement, the fiscal 1998 common stock dividend payment and an increased reliance on the line of credit due to the reduction in income from operations. At June 30, 1998, the Company had approximately $1.1 million available for future borrowings under the line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable. With the advances on the additional long-term debt in July 1998 the available borrowings under the line of credit will increase by an additional $2 million.

Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt from a variable floating rate to a fixed interest rate in efforts to hedge against future increases in the bank's prime rate. The agreement matures July 15, 2003.

Stockholder's equity increased $2,363,300 to $21,407,900 in fiscal 1998 and since fiscal 1992 stockholder's equity has more than doubled. This increase includes the effect of the Rotocast merger net of the Company's third annual common stock dividend of $.04 per common share, or $552,800, which was declared on December 9, 1997 and paid on January 28, 1998 to stockholders of record on January 8, 1998. In fiscal 1998, the Company initiated and completed a common stock buy back program which resulted in the repurchase and subsequent retirement of 332,200 shares of common stock at a cost of $501,100.

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

YEAR 2000

Management has been fully apprised of the issues surrounding the year 2000 dilemma. In assessing the potential impact this issue has on the Company, management reviewed both its manufacturing and accounting systems to ascertain critical applications which would be affected. Due to the nature of the Company's manufacturing process and the equipment utilized, it was determined that even equipment which was operated or incorporated computerized controls or programs were not dependent on calendar functions to operate and thus would not be impacted by the year 2000 problem.

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions except one are 2000 compliant. The remaining site along with the Company's Corporate division has resolved to make the necessary hardware and software enhancements to become compliant at this final site by the end of fiscal 1999 (June 30, 1999). The Company does not believe it will encounter any problems associated with the year 2000 issue between now and such time that it completes the necessary upgrades to is computer systems. The costs associated with becoming compliant will not have a material effect to the Company's financial position.

To complete the Company's assessment of the year 2000 problem, the Company will be contacting its major suppliers to ascertain their readiness and ability to function beyond this critical date and what impact, if any, it will have on the Company's ability to continue normal operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company's Annual Meeting of the Stockholders to be held on December 8, 1998 ("the Proxy Statement")

EXECUTIVE OFFICERS

As of September 15, 1998, the executive officers of the Company were as follows:


Name                               Age               Position
----                              -----              --------
Sherman McKinniss                  62               President, Chief Executive Officer, Chairman of the Board

Robert E. Gawlik                   50               Chief Operating Officer

E. Paul Tonkovich                  60               Secretary, Director

Douglas W. Russell                 37               Chief Financial Officer, Assistant Secretary/Treasurer

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

ROBERT E. GAWLIK. Mr. Gawlik was appointed as Chief Operating Officer of the Company in August 1998. Prior to this, he served as General Manager for Bonar Plastic's Oregon facility from 1991-1998, and as Executive
Vice-President of Encore Industries from 1986-1989, and later as President of Encore Group from 1989-1991.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates by reference the information set forth under the captions "Compensation of Executive Officers", the "Summary Compensation Table" and related disclosure information, "Certain Transactions", and "Compensation of Directors" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

                                                                           Page
                                                                          ------
               (1)  Financial Statements:

                    Report of Independent Public Accountants                F-1
                    Balance Sheet, June 30, 1998 and 1997                   F-2
                    Statement of Income,
                      Years Ended June 30, 1998, 1997 and 1996              F-3
                    Statement of Changes in Stockholders' Equity,
                      Years Ended June 30, 1998, 1997, and 1996             F-4
                    Statement of Cash Flows,
                      Years Ended June 30, 1998, 1997, and 1996             F-5
                    Notes to Financial Statements                           F-6

               (2)  Financial Statement Schedules:

                     VIII  Valuation and Qualifying Accounts,
                           Years Ended June 30, 1998, 1997, and 1996        F-17

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (b)  Reports on Form 8-K.

               During the fourth quarter of fiscal year ended June 30, 1998, the registrant filed current reports on Form 8-K and 8-K/A for the following events:

               1.  March 25, 1998 (Date of earliest event reported), Item 2, "Acquisition or Disposition of Assets". This report provided a description of the Rotocast International Inc. and subsidiaries merger with the registrant.

               2.  March 25, 1998 (Date of earliest event reported), Item 7, "Financial Statements and
                   Exhibits". This report was an amendment to the original Form 8-K and provided financial statements of Rotocast for the year ended December 31, 1997, and for the three months ended March 31, 1998, proforma combined balance sheets of Rotocast and the registrant as of March 31, 1998, and the proforma combined statement of operations for the year ended
                   June 30, 1997, and for the nine months ended March 31, 1998.

          (c)  The following exhibits are filed as part of this report:


Exhibit
Number       Exhibit Title
-------      -------------
10.1         Credit Agreement and related Promissory notes between registrant and Wells Fargo Bank dated June 15, 1998.

23(a)        Consent of Independent Public Accountants - Arthur Andersen LLP

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROTONICS MANUFACTURING INC.

                                        By    /s/   SHERMAN MCKINNISS
                                           -----------------------------------
                                                             Sherman McKinniss
                                            President, Chief Executive Officer

                                                               Date 09/25/1998

                                        By    /s/   DOUGLAS W. RUSSELL
                                           -----------------------------------
                                                            Douglas W. Russell
                                                       Chief Financial Officer
                                                 Assistant Secretary/Treasurer

                                                               Date 09/25/1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                        Date
---------                              -----                        ----

/s/  E. PAUL TONKOVICH                  Secretary, Director          09/25/1998
------------------------------
     E. Paul Tonkovich


   /s/  DAVID C. POLITE                 Director                     09/25/1998
------------------------------
        David C. Polite



   /s/  LARRY DEDONATO                  Director                     09/25/1998
------------------------------
        Larry DeDonato



   /s/  JAMES E. EVANS                  Director                     09/25/1998
------------------------------
        James E. Evans



   /s/  LARRY L. SNYDER                 Director                     09/25/1998
------------------------------
        Larry L. Snyder



   /s/  ROBERT GROSSMAN                 Director                     09/25/1998
------------------------------
        Robert Grossman


                           ROTONICS MANUFACTURING INC.

                              FINANCIAL STATEMENTS

                                   * * * * *

                                 JUNE 30, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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


                                       ARTHUR ANDERSEN LLP

Orange County, California
August 27, 1998

                         ROTONICS MANUFACTURING INC.
                               BALANCE SHEET

                                                                                      JUNE 30,
                                                                           -----------------------------
                                                                               1998              1997
                                                                           -----------       -----------
                         ASSETS
Current assets:
   Cash                                                                    $    30,700       $    12,100
   Accounts receivable, net of allowance for doubtful accounts
    of $148,000 and $90,000, respectively (Notes 8 and 9)                    6,973,800         5,334,400
   Current portion of notes receivable (Note 3)                                 62,600            48,100
   Inventories (Notes 4 , 8 and 9)                                           7,081,900         5,602,700
   Deferred income taxes, net (Note 14)                                      2,106,400         1,574,600
   Prepaid expenses and other current assets                                   208,200           242,100
                                                                           -----------       -----------
     Total current assets                                                   16,463,600        12,814,000

Notes receivable, less current portion (Note 3)                                455,000           455,000
Investment in partnership (Note 5)                                             133,200                 -
Deferred income taxes, net (Note 14)                                                 -         1,441,400
Property, plant and equipment, net (Notes 6, 8 and 9)                       18,250,000        10,799,500
Intangible assets, net (Note 7)                                              5,131,800         5,065,500
Other assets                                                                   130,200            59,000
                                                                           -----------       -----------
                                                                           $40,563,800       $30,634,400
                                                                           -----------       -----------
                                                                           -----------       -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 9)                               $ 1,784,000       $ 1,281,300
  Accounts payable                                                           3,719,600         2,953,100
  Accrued liabilities (Note 11)                                                949,200           865,300
                                                                           -----------       -----------
     Total current liabilities                                               6,452,800         5,099,700

Bank line of credit (Note 8)                                                 3,926,200         2,373,400
Long-term debt, less current portion (Note 9)                                5,050,300         4,112,700
Long-term debt  due related parties (Note 10)                                2,000,000                 -
Deferred income taxes, net (Note 14)                                         1,726,600                 -
Other liabilities                                                                    -             4,000
                                                                           -----------       -----------
     Total liabilities                                                      19,155,900        11,589,800
                                                                           -----------       -----------
Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, stated value $.01: authorized 20,000,000 shares;
  issued and outstanding 15,806,361 and 14,065,995 shares,
  respectively, net of treasury shares (Notes 10 and 13)                    26,921,400        24,422,500
Accumulated deficit                                                         (5,513,500)       (5,377,900)
                                                                           -----------       -----------
     Total stockholders' equity                                             21,407,900        19,044,600
                                                                           -----------       -----------
                                                                           $40,563,800       $30,634,400
                                                                           -----------       -----------
                                                                           -----------       -----------

  The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                              STATEMENT OF INCOME

                                                                    For the year ended June 30,
                                                       ------------------------------------------------------
                                                           1998                  1997                1996
                                                       ------------          ------------        ------------
Net sales                                              $ 38,058,900          $ 39,385,100        $ 35,703,600
                                                       ------------          ------------        ------------
Costs and expenses:
  Cost of goods sold                                     29,268,400            29,292,100          26,443,700
  Selling, general and administrative expenses            7,047,000             6,239,600           6,313,100
  Plant consolidation expenses (Note 2)                     280,300                     -                   -
                                                       ------------          ------------        ------------
     Total costs and expenses                            36,595,700            35,531,700          32,756,800
                                                       ------------          ------------        ------------
Income from operations                                    1,463,200             3,853,400           2,946,800
                                                       ------------          ------------        ------------
Other (expense)/income:
  Interest expense                                         (793,700)             (556,500)           (696,500)
  Lawsuit settlement (Note 15)                                    -            (1,010,800)                  -
  Other income, net                                          96,200                98,500             156,900
                                                       ------------          ------------        ------------
     Total other expense                                   (697,500)           (1,468,800)           (539,600)
                                                       ------------          ------------        ------------
Income before income taxes                                  765,700             2,384,600           2,407,200
Income tax provision (Note 14)                             (348,500)             (942,800)           (934,500)
                                                       ------------          ------------        ------------
Net income                                                  417,200             1,441,800           1,472,700
Preferred stock dividends                                         -                     -             (62,000)
                                                       ------------          ------------        ------------
Net income applicable to common shares                      417,200             1,441,800           1,410,700
                                                       ------------          ------------        ------------
                                                       ------------          ------------        ------------
Basic/diluted income per common share (Note 1)           $      .03            $      .10         $       .10
                                                       ------------          ------------        ------------
                                                       ------------          ------------        ------------

  The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                              Preferred Stock                 Common Stock              Deficit         Total
                                         --------------------------   ---------------------------   ------------    ------------
                                             Shares       Amount         Shares        Amount
                                         -----------    -----------   -----------   ------------
Balances, June 30, 1995                   3,000,000    $ 3,000,000   $12,903,752    $21,980,500     $(7,098,800)     $17,881,700
Redemptions of preferred stock           (2,749,800)    (2,749,800)    1,374,884      2,749,800               -                -
Stock issued in connection with
 exercise of outstanding options                  -              -         5,333          4,200               -            4,200
Repurchase of preferred shares             (250,200)      (250,200)            -              -               -         (250,200)
Repurchase of common stock                        -              -      (125,452)      (157,100)              -         (157,100)
Preferred stock dividends                         -              -             -              -         (62,000)         (62,000)
Common stock dividends                            -              -             -              -        (566,200)        (566,200)
Net income                                        -              -             -              -       1,472,700        1,472,700
                                         -----------    -----------   -----------   ------------    ------------     -----------
Balances, June 30, 1996                           -              -    14,158,517      24,577,400     (6,254,300)      18,323,100
Stock issued in connection with
 exercise of outstanding options                  -              -         7,500           6,100              -            6,100
Repurchase of common stock                        -              -      (100,022)       (161,000)             -         (161,000)
Common stock dividends                            -              -             -               -       (565,400)        (565,400)
Net income                                        -              -             -               -      1,441,800        1,441,800
                                         -----------    -----------   -----------   ------------    ------------     -----------
Balances, June 30, 1997                           -              -    14,065,995      24,422,500     (5,377,900)      19,044,600
Stock issued in connection with
 Rotocast International Inc. merger               -              -     2,072,539       3,000,000              -        3,000,000
Repurchase of common stock                        -              -      (332,173)       (501,100)             -         (501,100)
Common stock dividends                            -              -             -               -       (552,800)        (552,800)
Net income                                        -              -             -               -        417,200          417,200
                                         -----------    -----------   -----------   ------------    ------------     -----------
Balances, June 30, 1998                           -     $        -    15,806,361    $ 26,921,400    $(5,513,500)     $21,407,900
                                         -----------    -----------   -----------   ------------    ------------     -----------
                                         -----------    -----------   -----------   ------------    ------------     -----------


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                             STATEMENT OF CASH FLOWS


                                                                      For the year ended June 30,
                                                            ------------------------------------------------
                                                                1998              1997              1996
                                                            ------------      ------------     -------------
Cash flows from operating activities:
  Net income                                                $   417,200       $  1,441,800      $  1,472,700
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            2,034,800          1,617,000         1,588,100
     Loss on sales of equipment                                  67,500             21,800                 -
     Deferred income tax expense                                323,000            786,200           743,100
     Provision for doubtful accounts                             39,300             63,900            58,800
     Changes in assets and liabilities, net of
      effect from purchase of business:
        (Increase)/decrease in accounts receivable             (324,900)           392,400          (508,000)
        (Increase)/decrease in inventories                     (267,000)          (663,300)          412,700
        Decrease/(increase) in prepaid expenses and
         other current assets                                   177,200            (23,600)         (103,700)
        (Increase)/decrease in other assets                     (72,400)            23,200             2,900
        (Decrease)/increase in accounts payable                (177,100)           243,700           329,000
        Decrease in accrued liabilities                        (280,300)          (124,200)         (198,100)
        Decrease in income taxes payable                              -                  -           (23,400)
                                                            ------------      ------------     -------------
Net cash provided by operating activities                     1,937,300          3,778,900         3,774,100
                                                            ------------      ------------     -------------
Cash flows from investing activities:
  Acquisition of Rotocast, net of cash obtained                 (74,100)                 -                 -
  (Advances)/repayments on notes receivable                     (11,600)            (1,200)            5,800
  Capital expenditures                                       (2,103,100)        (3,797,800)         (981,100)
  Proceeds from sales of equipment                               93,500              3,200                 -
  Distribution from investment in partnership                     2,300                  -                 -
                                                            ------------      ------------     -------------
Net cash used in investing activities                        (2,093,000)        (3,795,800)         (975,300)
                                                            ------------      ------------     -------------
Cash flows from financing activities:
  Borrowings under line of credit                            11,638,800          9,700,000         7,758,800
  Repayments under line of credit                           (10,086,000)        (9,310,100)       (8,835,600)
  Proceeds from issuance of long-term debt                      950,000          1,526,400           500,000
  Repayments of long-term debt                               (1,285,500)        (1,189,700)       (1,264,600)
  Redemption of preferred stock                                       -                  -          (250,200)
  Payment of preferred stock dividends                                -                  -           (85,400)
  Payment of common stock dividends                            (541,900)          (554,300)         (554,000)
  Proceeds from exercise of stock options and warrants                -              6,100             4,200
  Repurchases of common stock                                  (501,100)          (161,000)         (157,100)
                                                            ------------      ------------     -------------
Net cash provided by/(used in) financing activities             174,300             17,400        (2,883,900)
                                                            ------------      ------------     -------------
Net increase/(decrease) in cash                                  18,600                500           (85,100)
Cash at beginning of year                                        12,100             11,600            96,700
                                                            ------------      ------------     -------------
Cash at end of year                                         $    30,700       $     12,100     $      11,600
                                                            ------------      ------------     -------------
                                                            ------------      ------------     -------------


  The accompanying notes are an integral part of these financial statements.

                            ROTONICS MANUFACTURING INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND OPERATIONS

Rotonics Manufacturing Inc. (the "Company"), a Delaware corporation manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, healthcare, retail, and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets. No single customer accounted for more than 10% of the Company's net sales in fiscal 1998, 1997, or 1996. In fiscal 1998, the Company purchased in aggregate approximately 89% of its plastic resin from four vendors. Plastic resin represents a significant portion of the Company's manufacturing costs. As such, economic factors which affect the Company's plastic resin vendors will have a potential impact on the Company's future operations.

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

PROPERTY, PLANT AND EQUIPMENT

Depreciation is computed using the straight-line method and the estimated useful lives of the assets range from three to thirty-nine years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income for the period. The cost of maintenance and repairs is charged to income as incurred; costs relating to significant renewals and betterments are capitalized.

INTANGIBLE ASSETS

The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired is amortized on the straight-line basis over periods ranging from fifteen to forty years. Patents are amortized on the straight-line basis over their useful lives of seventeen years, or at their remaining useful life from date of acquisition.

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

EARNINGS PER SHARE

Earnings per share are calculated under guidelines of SFAS No. 128 "Earnings per Share" which was adopted by the Company as of December 31, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except the calculation now uses the average share price for the reporting period to compute dilution from potential dilutive securities under the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, which had no impact on EPS for all periods presented. The weighted average number of shares used in determining basic EPS was 14,445,200, 14,134,600 and 13,848,500 in fiscal 1998, 1997 and 1996, respectively. The adoption of this pronouncement had no impact to the Company's results of operations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has elected to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used for stock based compensation. The adoption of these pronouncements had no impact to the Company's financial position or results of operations.

Effective September 30, 1998, the Company will be required to adopt SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that results from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement is not expected to have a significant impact on the Company's results of operations.

Effective for fiscal year end June 30, 1999, the Company will be required to adopt SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces management's approach to defining operating segments. This approach corresponds to the way management organizes units and internally evaluates performance of its operations based on products, services, geography, legal or management structure. Once operating segments are identified, they are then grouped based on similar characteristics to determine reportable segments. This approach is anticipated to improve segment reporting which will improve analysis of companies involved in diverse business segments. The adoption of this pronouncement is not expected to significantly effect the way the Company reports its operating segments.

NOTE 2 - ACQUISITIONS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998 between the Company and GSC Industries, Inc. ("GSC"), the Company acquired all of GSC's outstanding common stock holdings in Rotocast International, Inc. ("Rotocast") and Rotocast's wholly owned subsidiaries Rotocast Plastic Products, Inc.; Wonder Products, Inc.; Nutron Plastic, Inc.; Rotocast Plastic Products of Texas, Inc.; Rotocast Plastic Products of Nevada, Inc.; Rotocast Plastic Products of Tennessee, Inc.; and Rotocast Management Corporation. In accordance with the merger and reorganization Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen month promissory note bearing interest at 5.26% per annum. The promissory note is secured by a $2,000,000 irrevocable standby letter of credit issued by Wells Fargo Bank which can only be called upon if the principal balance of the note is not paid within ten days of maturity. Pursuant to the merger agreement the transaction was effective March 31, 1998.

To provide recourse to the Company, five percent of the common shares issued to GSC will be held in an escrow account to cover any claims by the Company in the event of any breaches of representations, warranties or covenants by GSC as outlined in the agreement. The Company has incurred approximately $80,000 of fees and expenses in conjunction with the merger. In addition the Company obtained an appraisal on Rotocast's machinery and equipment which resulted in the write-up of Rotocast's machinery and equipment to $7.2 million and the recognition of goodwill amounting to $357,200. These amounts will be amortized over their estimated useful life of fifteen years. The above transaction was accounted for using the purchase accounting method and the results of the transaction were included in the Company's financial statements effective as of March 31, 1998.

As part of the reorganization of Rotonics and Rotocast, the Company relocated its operations in Warminster, Pennsylvania and Arleta, California into its other operating facilities. The relocation of these plants resulted in non-recurring costs of approximately $280,300.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed statement of combined operations for the years ended June 30, 1998 and 1997 assumes the Rotocast merger occurred at the beginning of the respective periods after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, depreciation expense and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

                                                                               Combined
                                                                      For the years ended June 30,
                                                                  ------------------------------------
                                                                       1998                   1997
                                                                  --------------          ------------
Net sales                                                           $ 45,746,800          $ 49,152,100

Total costs and expenses                                             (45,765,700)          (47,422,300)
                                                                    ------------          ------------

Income/(loss) before provision for income taxes                          (18,900)            1,729,800

Provision for income taxes                                                     -              (691,900)
                                                                    ------------          ------------

Net income/(loss)                                                   $    (18,900)         $  1,037,900
                                                                    ------------          ------------
                                                                    ------------          ------------

Income per common share                                                  $   .00               $   .06
                                                                         -------               -------
                                                                         -------               -------

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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users. The Company shall pay to this former customer royalties at the initial rate of 10% of the Company's net sales of these products. Half of the royalty payments shall be applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier. Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005. As of June 30, 1998 and 1997, the total balance of this note amounted to $517,600 and $503,100 including accrued interest of $62,600 and $48,100, respectively. The Company intends to hold this note until maturity.

NOTE 4 - INVENTORIES:

                                                                                         June 30,
                                                                              -----------------------------
                                                                                  1998               1997
                                                                              ------------      ------------
Inventories consist of:

Raw materials                                                                 $  4,002,400      $ 3,160,000
Finished goods                                                                   3,079,500        2,442,700
                                                                              ------------      ------------

                                                                              $  7,081,900       $ 5,602,700
                                                                              ------------      ------------
                                                                              ------------      ------------

NOTE 5 - INVESTMENT IN PARTNERSHIP

The Company owns a 33-1/3% interest in a real estate venture which was acquired in 1998 and is accounted for using the equity method. The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2004, with annual principal reductions as provided.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

                                                                                         June 30,
                                                                              ------------------------------
                                                                                  1998              1997
                                                                              ------------      ------------
Property, plant and equipment consist of:

Land                                                                          $ 1,039,500       $  1,039,500
Buildings and building improvements                                             4,021,000          3,274,500
Machinery, equipment, furniture and fixtures                                   21,534,500         13,762,700
Construction in progress                                                          836,300            359,900
                                                                              -----------       ------------
                                                                               27,431,300         18,436,600

Less - accumulated depreciation                                                (9,181,300)        (7,637,100)
                                                                              -----------       ------------

                                                                              $18,250,000        $10,799,500
                                                                              -----------       ------------
                                                                              -----------       ------------


NOTE 7 - INTANGIBLE ASSETS:

                                                                                         June 30,
                                                                              ------------------------------
                                                                                  1998              1997
                                                                              ------------      ------------
Intangible assets consist of:

Patents, net of accumulated amortization of $100,900 and $95,200              $     51,300       $    35,200
Goodwill, net of accumulated amortization
  of $2,377,000 and $2,070,000                                                   5,080,500         5,030,300
                                                                              ------------       -----------

                                                                              $  5,131,800       $ 5,065,500
                                                                              ------------       -----------
                                                                              ------------       -----------

The carrying values of long-lived assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

NOTE 8 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2000. The line is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at June 30, 1998 was 8.5% per annum. In addition, the loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for up to 90-day periods. At June 30, 1998, total borrowings under the Company's line of credit were $3,926,200 of which $3,750,000 was borrowed under the LIBOR option. The LIBOR borrowings consist of two borrowings of $1,500,000 and $2,250,000 bearing a LIBOR interest rates of 8.15625% and 7.91797% per annum and maturing on July 5, 1998 and July 15, 1998, respectively. Proceeds from the loan were used for working capital purposes. At June 30, 1998, the Company had approximately $1,075,000 available for future borrowings under the revolving line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions. The Company was in compliance with these covenants for fiscal 1998.

NOTE 9 - LONG-TERM DEBT:

                                                                                         June 30,
                                                                              ------------------------------
                                                                                  1998              1997
                                                                              ------------      ------------
Long-term debt consists of:

Note payable - Bank       (A)                                                  $ 1,533,300       $ 2,333,300
Note payable - Bank       (B)                                                      291,700           391,700
Note payable - Bank       (C)                                                      389,800           491,500
Note payable - Bank       (D)                                                      800,000         1,000,000
Note payable - Bank       (E)                                                      700,000                 -
Note payable - Bank       (F)                                                    2,000,000                 -
Note payable - Bank       (G)                                                    1,080,600         1,147,100
Other                                                                               38,900            30,400
                                                                               -----------       -----------
                                                                                 6,834,300         5,394,000

Less-current portion                                                            (1,784,000)       (1,281,300)
                                                                               -----------       -----------
                                                                               $ 5,050,300       $ 4,112,700
                                                                               -----------       -----------
                                                                               -----------       -----------

(A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% at June 30, 1998). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal in increments of $250,000 to a LIBOR-based loan for periods up to 180 days. At June 30, 1998 the Company had $1,500,000 of the outstanding principal balance under the LIBOR option at 7.91797% per annum maturing on July 15, 1998. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (8.5% at June 30, 1998) or LIBOR interest rate option for periods up to six months. At June 30, 1998, the total outstanding principal was under the LIBOR option at 7.91797% per annum maturing July 15, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997 the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (8.5% per annum at June 30, 1998) or LIBOR interest rate option for periods up to six months. At June 30, 1998, the total outstanding principal was under the LIBOR option at 7.91797% per annum maturing July 15, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (8.5% per annum at June 30, 1998) or LIBOR interest rate option for periods up to three months. At June 30, 1998, the total outstanding principal was under the LIBOR option at 8.15625% per annum maturing July 6, 1998. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In January 1998, the Company was advanced $700,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $875,000 in machinery and equipment purchases. The note is due in monthly interest only payments at the bank's prime rate (8.5% per annum at June 30, 1998) or LIBOR interest rate option for periods up to three months until November 15, 1998. At such time the note will convert to a sixty month fully amortizable loan. At June 30, 1998, the total outstanding principal was under the LIBOR option at 8.15625% per annum maturing July 6, 1998. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

     At June 30, 1998, the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rates until November 15, 1998 at which time amounts borrowed will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note is due in monthly interest only payments at the bank's prime rate (8.5% per annum at June 30, 1998) or LIBOR interest rate option for periods up to three months until August 15, 1998. At such time the note will convert to a sixty month fully amortizable loan. At June 30, 1998, the total outstanding principal was under the LIBOR option at 8.15625% per annum maturing July 6, 1998. The note is secured by the Company's machinery and equipment and matures on July 1, 2003.

(G) This note was issued to Wells Fargo Bank on September 15, 1994 in connection with the purchase of real property in Bensenville, Illinois. The note is due in monthly principal installments of approximately $5,500 plus interest at the bank's prime rate (8.5% per annum at June 30, 1998) on a twenty-year amortization with the outstanding principal due in five years. The note is secured by a first trust deed on the real property and matures on September 15, 1999. In July 1998, this note was replaced with a new $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties. The note will be due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.

     Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt from a variable floating rate to a fixed interest rate in efforts to hedge against future increases in the bank's prime rate. The agreement matures July 15, 2003.

Aggregate annual maturities of long-term debt are summarized as follows:

       Year Ending June 30,
       --------------------
              1999                                                      $1,784,000
              2000                                                       2,699,400
              2001                                                         939,400
              2002                                                         824,800
              2003                                                         540,000
             Thereafter                                                     46,700
                                                                        ----------
                                                                        $6,834,300
                                                                        ----------
                                                                        ----------

NOTE 10 - RELATED PARTY DEBTS:

                                                                                         June 30,
                                                                                --------------------------
                                                                                   1998             1997
                                                                                ----------       ---------
Related party debt consists of:

Note payable - (A)                                                              $2,000,000       $       -
                                                                                ----------       ---------
                                                                                ----------       ---------

(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum and is payable with one interest only payment due on March 25, 1999 and a second principal and interest payment due upon maturity of the note on September 25, 1999.

     The note is secured by a $2,000,000 irrevocable standby letter of credit which may be called upon if the principal balance of the note is not paid within ten days of maturity.

ADDITIONAL RELATED PARTY TRANSACTIONS:

In September 1995, in accordance with unanimous approval of the Board of Directors, an officer/director of the Company converted his remaining 2,158,950 outstanding shares of Series A Preferred Stock to 1,079,475 shares of the Company's common stock. The shares were converted on the basis of one share of common stock issued for every two shares of preferred outstanding.

The Company sells plastic resin and molded plastic products to a company in which an officer/director of the Company has a minority interest. Sales to the Company amounted to $392,400, $412,300 and $319,900 in fiscal years 1998, 1997 and 1996, respectively. Amounts due on sales to this company were $171,800 and $151,500 at June 30, 1998 and 1997, respectively, and are included in accounts receivable in the accompanying balance sheet.

In fiscal years 1998, 1997 and 1996, the Company incurred legal fees and costs amounting to $83,400, $103,400 and $83,000, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

The Company leases its facilities in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Bossier City, Louisiana, and Las Vegas, Nevada from GSC Industries, Inc. of which a director of the Company has a 54% ownership interest. The facilities, except Bossier City which was leased on a month-to-month basis, are leased on a long-term basis through March 2013 and are subject to annual CPI adjustments. In fiscal 1998, the Company paid rent on these facilities amounting to $135,000.

NOTE 11 - ACCRUED LIABILITIES:

                                                                                         June 30,
                                                                                --------------------------
                                                                                   1998             1997
                                                                                ----------       ---------
Accrued liabilities consist of:

Salaries, wages, commissions and related payables                               $  607,900       $ 640,500
Other                                                                              341,300         224,800
                                                                                ----------       ---------

                                                                                $  949,200       $ 865,300
                                                                                ----------       ---------
                                                                                ----------       ---------

NOTE 12 - STOCK OPTION PLAN:

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

STOCK OPTION ACTIVITY

                                                     Outstanding             Exercisable           Weighted Average
                                                       Shares                  Shares               Price Per Share
                                                     -----------             -----------           ----------------
Balance outstanding at June 30, 1995                      17,800                  17,800                $0.8043
                                                                             -----------
                                                                             -----------
           Exercised                                      (5,300)                                       $0.7852
                                                     -----------

Balance outstanding at June 30, 1996                      12,500                  12,500                $0.8125
                                                                             -----------
                                                                             -----------
           Exercised                                      (7,500)                                       $0.8125
           Canceled                                       (5,000)                                       $0.8125
                                                     -----------

Balance outstanding at June 30, 1997                           -                       -
                                                     -----------             -----------
                                                     -----------             -----------

In fiscal 1998, there was no activity on the plan. At June 30, 1998, 1,000,000 shares were available for future grants. In July 1998, the Company issued to an employee options to purchase 100,000 shares of common stock at fair market value.

NOTE 13 - PREFERRED STOCK AND COMMON STOCK:

In September 1995, the Company redeemed 250,232 shares of its preferred stock at the stated redeemed value of one dollar. Subsequent to the redemptions, in accordance with unanimous approval of the Board of Directors, the Company converted the remaining 2,749,768 shares of the outstanding Series A Preferred Stock to 1,374,884 shares of the Company's common stock. The shares were converted on the basis of one share of common stock for every two shares of preferred stock outstanding. On February 11, 1997, the Company amended its Articles of Incorporation to eliminate the authorization of the Company's Series A Preferred Stock.

On December 9, 1997, at the Company's Annual Meeting of Stockholders, the Board of Directors declared a common stock dividend of $.04 per common share payable on January 28, 1998 to stockholders of record on January 8, 1998. This marks the third consecutive annual payment of dividends on the Company's common stock.

In fiscal year 1998 and 1997, the Company retired 332,200 and 100,000 shares of its own common stock which it had purchased in connection with the Company's Buy Back Program at a total cost of $501,100 and $161,000, respectively.

In March 1998, the Company issued 2,072,539 shares of the Company's common stock in connection with the Rotocast merger (see Note 2).

Treasury stock is recorded at cost. At June 30, 1998 and 1997, the treasury stock consisted of 1,755 and 1,776 shares of common stock at a cost of $1,500, respectively.

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:

                                                                     For the years ended June 30,
                                                        -------------------------------------------------------
                                                             1998               1997                1996
                                                        ----------------   ----------------    ----------------
Current:
   Federal                                                 $   (6,400)       $    (63,000)       $    (62,000)
   State                                                      (19,100)            (93,600)           (129,400)
                                                           ----------        ------------        ------------
                                                              (25,500)           (156,600)           (191,400)
                                                           ----------        ------------        ------------
Deferred:
   Federal                                                   (301,500)           (744,100)           (642,000)
   State                                                      (21,500)            (42,100)           (101,100)
                                                           ----------        ------------        ------------
                                                             (323,000)           (786,200)           (743,100)
                                                           ----------        ------------        ------------

                                                           $ (348,500)       $   (942,800)       $   (934,500)
                                                           ----------        ------------        ------------
                                                           ----------        ------------        ------------

At June 30, 1998, the Company has net operating loss (NOL) carryforwards of approximately $8,400,000 and $6,669,000 for federal and state income tax purposes, respectively. The NOL carryforwards, which are available to offset future taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue code occur, will begin to expire in 2003 and 1999 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:


         Amount of unused operating loss carryforwards
         ---------------------------------------------                      Expiration during year
               Federal                       State                              ended June 30,
         ----------------                 ------------                      ----------------------
         $    -                           $     95,000                              1999
              -                                371,000                              2000
              -                                405,000                              2001
              -                                207,000                              2002
          3,700,000                            451,000                              2003
          3,400,000                            273,000                              2004
            600,000                            444,000                              2005
            500,000                            235,000                              2006
              -                                708,000                              2007
              -                                603,000                              2008
            200,000                          1,053,000                              2009
              -                                395,000                              2010
              -                                556,000                              2011
              -                                477,000                              2012
              -                                396,000                              2013
        -----------                        -----------

         $8,400,000                         $6,669,000
        -----------                        -----------
        -----------                        -----------

At June 30, 1998, the Company had a federal alternative minimum tax credit of approximately $253,000 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

In conjunction with the adoption of FAS 109 in fiscal 1994, management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of FAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As of fiscal 1997, management has reduced the initial $2,662,000 valuation allowance to zero. Since this time, the Company's deferred tax provision increased substantially in unison with the depletion of the federal valuation allowance in fiscal 1996. As such, the Company's will continue to report a large deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized. In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carryforwards. The current state valuation allowance represents the estimated amount of NOL's which will expire prior to their utilization. Again, realization of the future tax benefits of the NOL carryforwards is dependent on the Company's ability to generate taxable income within the carryforward period. Management will continue to assess the likelihood of utilizing its federal and state NOL's by taking into consideration historical results and current economic conditions in which the Company operates. Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset. Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision. Management also notes that the deferred tax provision does not result in current outlays of cash flows due to the utilization of its NOL's. These cashflow savings are then available to supplement funding of the Company's expansion projects, pay common stock dividends and reduce outstanding debt.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

                                                                                         For the year ended June 30,
                                                                                --------------------------------------------
                                                                                   1998             1997             1996
                                                                                ----------       ---------        ----------
Federal statutory rate                                                              34.0%           34.0%            34.0%
State income taxes (net of federal benefit)                                           1.7            2.6              3.6
Goodwill amortization                                                                13.6            4.3              4.3
Effect of decrease in valuation allowance                                               -              -             (7.7)
Other items, net                                                                     (3.8)          (1.4)             4.6
                                                                                ----------       ---------        ----------

         Effective income tax rate                                                   45.5%          39.5%            38.8%
                                                                                ----------       ---------        ----------
                                                                                ----------       ---------        ----------

Deferred tax assets and liabilities are summarized as follows:

                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                ----------        ----------
Deferred tax assets:
    Federal NOL                                                                 $2,852,500        $3,164,800
    State NOL  (net of federal benefit)                                            387,600              -
    Tax credit carryforwards                                                       253,100           208,100
    Employment-related reserves                                                     79,200           116,000
    Allowance for doubtful accounts                                                 57,700            35,100
    Accruals not currently deductible                                                    -           136,500
                                                                                ----------       -----------
                                                                                 3,630,100         3,660,500

Deferred tax liabilities:
    Depreciation and amortization                                               (3,057,900)         (644,500)
                                                                                ----------       -----------
    Net deferred tax assets before valuation allowance                             572,200         3,016,000
    Deferred tax assets valuation allowance                                       (192,400)                -
                                                                                ----------       -----------
    Net deferred tax assets                                                     $  379,800        $3,016,000
                                                                                ----------       -----------
                                                                                ----------       -----------

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013. Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index. Operating lease expense for fiscal 1998, 1997, and 1996 amounted to $896,300, $830,500 and $834,400, respectively.

At June 30, 1998, the future minimum lease commitments, excluding insurance and taxes, are as follows:


         Year Ending June 30,
         --------------------
              1999                                                     $   986,100
              2000                                                         949,500
              2001                                                         873,200
              2002                                                         646,800
              2003                                                         581,000
             Thereafter                                                  4,756,700
                                                                        ----------
                                                                        $8,793,300
                                                                        ----------
                                                                        ----------

CONTINGENCIES

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management, will not have a significant adverse effect on the financial position or the results of operations of the Company.

On April 16, 1996, the Company was named as a defendant in a complaint filed by Bonar U.S., Inc. in Delaware Superior Court. The complaint alleged claims for breach of contract and promissory estoppel relating to an Agreement in Principle entered into in connection with a proposed acquisition of the Company by Bonar U.S., Inc. On April 3, 1996, the Company announced that it had terminated the Agreement of Principle pursuant to its terms. The complaint requested damages of $7,011,484. On May 17, 1996, the Company filed a counterclaim against Bonar U.S., Inc. and Bonar Plastic, Inc. seeking damages totaling $25,237,725 for breach of the Confidentiality Agreement with the Company, misappropriation of trade secrets, intentional interference with a prospective economic advantage which the Company obtained as a result of an indication of interest from a third party and breach of a Royalty Agreement between Bonar Plastics, Inc. and one of the Company's operating divisions (formally known as Custom Rotational Molding, Inc.). In March 1997, the Company reached an amicable out of court settlement with Bonar. The settlement involved mutual general releases by the parties, dismissals of the actions brought by the parties and payments to Bonar of $400,000 in March 1997 and $350,000 in September 1997. The $350,000 is included in accounts payable in the accompanying balance sheet as of June 30, 1997. The total settlement payment of $750,000 plus additional related legal costs of $260,800 have been classified as lawsuit settlement in the accompanying statement of income.

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

                                                                               For the years ended June 30,
                                                                     -----------------------------------------------
                                                                        1998               1997              1996
                                                                     -----------         --------          --------
Cash paid during the year for:
    Interest                                                         $   749,300         $555,900          $711,600
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------
    Income taxes                                                     $   103,800         $188,500          $245,900
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------
Non-cash investing activity:
    Acquisition of Rotocast by issuance of common stock              $ 3,000,000         $      -          $      -
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------
Non-cash financing activities:
    Acquisition of Rotocast by issuance of note payable              $ 2,000,000         $      -          $      -
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------
    Conversion of Rotocast bank debt to new note payable             $ 1,750,000         $      -          $      -
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------
    Common dividends declared but not paid                           $    11,400         $ 11,700          $ 12,200
                                                                     -----------         --------          --------
                                                                     -----------         --------          --------

NOTE 17 - UNAUDITED QUARTERLY RESULTS:

                                                                           Quarter Ended
                                                   -----------------------------------------------------------------
                                                      September         December          March             June
                                                   --------------     -----------      -----------     -------------
Fiscal Year 1998:
     Net sales                                       $8,597,000        $8,563,900      $8,099,600       $12,798,400
     Gross Profit                                     1,803,700         1,873,900       1,700,200         3,412,700
     Net income                                          98,300           107,600          48,400           162,900

Per share:
     Net income                                          $  .01            $  .01         $   -              $  .01
                                                     ----------        ----------      ----------       -----------
                                                     ----------        ----------      ----------       -----------
Fiscal Year 1997:
     Net sales                                      $10,229,900        $9,478,200      $9,560,300       $10,116,700
     Gross Profit                                     2,606,300         2,476,400       2,186,600         2,823,700
     Net income/(loss)                                  517,200           434,400        (14,200)           504,400

Per share:
     Net income                                          $  .04            $  .03         $   -              $  .03
                                                     ----------        ----------      ----------       -----------
                                                     ----------        ----------      ----------       -----------

                        ROTONICS MANUFACTURING INC.

                               SCHEDULE VIII

                     VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended June 30, 1998, 1997 and 1996



          Column A                             Column B                      Column C                    Column D        Column E
------------------------------------         --------------    -----------------------------------    ---------------   -----------
                                                                             Additions
                                              Balance at       -----------------------------------                      Balance at
                                              beginning             Charged to                                            end of
         Description                          of period         Costs & Expenses        Other           Deductions        period
------------------------------------         -----------       -----------------    --------------    ---------------   -----------
June 30, 1998:
   Allowance for doubtful accounts           $   90,000           $    34,600         $   49,800(4)    $   (26,400)(1)   $ 148,000
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------
   Deferred tax asset valuation allowance    $        -           $         -         $  192,400(3)    $         -         192,400
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------

June 30, 1997:
   Allowance for doubtful accounts           $   90,000           $     63,900        $        -       $   (63,900)(1)   $  90,000
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------
   Deferred tax asset valuation allowance    $   54,500           $          -        $        -       $   (54,500)(2)   $       -
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------
June 30, 1996:
   Allowance for doubtful accounts           $  110,300           $      58,800       $        -       $   (79,100)(1)   $  90,000
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------
   Deferred tax asset valuation allowance    $  590,300           $           -       $   54,500 (3)   $  (590,300)(2)   $  54,500
                                             -----------       -----------------    --------------    ---------------   -----------
                                             -----------       -----------------    --------------    ---------------   -----------


(1) Doubtful accounts written off during the year.

(2) Decrease in valuation allowance based on current years' additional utilization or expiration of net operating loss carryforwards.

(3) Represents valuation allowance for potential state NOL's which will expire prior to utilization.

(4) Represents Rotocast balance at date of merger.