Form 10-Q
period 1998-09-30
ROTONICS MANUFACTURING INC/DE
filed 1998-10-30
CIK 801873

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       -------

                                      FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                    For quarterly period ended: SEPTEMBER 30, 1998


                           Commission File number:  1-9429
                                                  ------

                             ROTONICS MANUFACTURING INC.
                (Exact name of registrant as specified in its charter)


                     DELAWARE                            36-2467474
                     --------                            ----------
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

                                             Yes X  No
                                                 --   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                                   OUTSTANDING AT SEPTEMBER 30, 1998
     -----                                   ---------------------------------

     Common Shares                           15,527,071 Shares
     ($.01 stated value)
                                             Total Pages  17
                                             Exhibit Index at Page  16

                             ROTONICS MANUFACTURING INC.


                                        INDEX

                                                            PAGE NUMBER
                                                            -----------
PART I.   FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheets -
               September 30, 1998 (Unaudited)
               and June 30, 1998 (Audited)                        3

          Statements of Income and
            Accumulated Deficit -
               Three Months Ended September 30, 1998
               and 1997 (Unaudited)                               4

          Statements of Cash Flows -
               Three Months Ended September 30, 1998
               and 1997 (Unaudited)                               5

          Notes to Financial Statements                           6


     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations     12


PART II.  OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                       15

                            PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ROTONICS MANUFACTURING INC.
                                    BALANCE SHEETS


                                                                      September 30,       June 30,
                                                                          1998             1998
                                                                      -------------       ---------
                                                                       (Unaudited)        (Audited)

                                      ASSETS
                                      ------
Current assets:
     Cash                                                             $    56,000    $    30,700
     Accounts receivable, net of allowance for doubtful accounts
          of $175,900 and $148,000, respectively (Notes 6 and 7)        6,872,900      6,973,800
     Notes receivable                                                      46,300         62,600
     Inventories (Notes 3,  6 and 7)                                    6,989,600      7,081,900
     Deferred income taxes, net (Note 12)                               2,106,400      2,106,400
     Prepaid expenses and other current assets                            178,200        208,200
                                                                      -----------     ----------
          Total current assets                                         16,249,400     16,463,600

Notes receivable, less current portion                                    455,000        455,000
Investment in partnership                                                 133,200        133,200
Property, plant and equipment, net (Notes 4, 6 and 7)                  18,338,200     18,250,000
Intangible assets, net (Note 5)                                         5,049,000      5,131,800
Other assets                                                              122,700        130,200
                                                                      -----------     ----------

                                                                      $40,347,500    $40,563,800
                                                                      -----------     ----------
                                                                      -----------     ----------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 7)                       $ 2,000,500    $ 1,784,000
     Current portion of long-term debt due related parties (Note 8)     2,000,000                -
     Accounts payable                                                   3,651,100      3,719,600
     Accrued liabilities (Note 9)                                       1,057,100        949,200
                                                                      -----------    -----------

          Total current liabilities                                     8,708,700      6,452,800

Bank line of credit (Note 6)                                            1,755,600      3,926,200
Long-term debt, less current portion (Note 7)                           6,337,800      5,050,300
Long-term debt due related parties (Note 8)                                     -      2,000,000
Deferred income taxes, net (Note 12)                                    2,028,200      1,726,600
                                                                      -----------    -----------

     Total liabilities                                                 18,830,300     19,155,900

Stockholders' equity:
     Common stock, stated value $.01: authorized 20,000,000 shares;
       issued and outstanding 15,525,361 and 15,806,361 shares,
       respectively,
       net of treasury shares (Note 11)                                26,668,600     26,921,400
     Accumulated deficit                                               (5,151,400)    (5,513,500)
                                                                      -----------    -----------
          Total stockholders' equity                                   21,517,200     21,407,900
                                                                      -----------    -----------

                                                                      $40,347,500    $40,563,800
                                                                      -----------    -----------
                                                                      -----------    -----------


The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)


                                                                          Three Months Ended
                                                                            SEPTEMBER 30,
                                                                          -----------------
                                                                         1998           1997
                                                                      ----------     ----------
Net sales                                                             $11,873,800    $ 8,597,000
                                                                      -----------    -----------

Costs and expenses:
     Cost of goods sold                                                 8,662,400      6,793,300
     Selling, general and administrative expenses                       2,252,500      1,566,800
                                                                      -----------    -----------
          Total costs and expenses                                     10,914,900      8,360,100
                                                                      -----------    -----------

Income from operations                                                    958,900        236,900
                                                                      -----------    -----------

Other (expense)/income:
     Interest expense                                                    (260,600)      (159,700)
     Other income, net                                                     29,500         38,000
                                                                      -----------    -----------

          Total other expense                                            (231,100)      (121,700)
                                                                      -----------    -----------

Income before income taxes                                                727,800        115,200

Income tax provision (Note 12)                                           (365,700)       (16,900)
                                                                      -----------    -----------

Net income                                                                362,100         98,300

Accumulated deficit, beginning of period                               (5,513,500)    (5,377,900)
                                                                      -----------    -----------

Accumulated deficit, end of period                                    $(5,151,400)   $(5,279,600)
                                                                      -----------    -----------
                                                                      -----------    -----------

Income per common share (Note 13):

     Net income:
       Basic                                                          $      .02     $      .01
                                                                      ----------     ----------
                                                                      ----------     ----------

       Diluted                                                        $      .02     $      .01
                                                                      ----------     ----------
                                                                      ----------     ----------

Weighted average number of common and common equivalent shares outstanding:
       Basic                                                          15,648,464     14,032,818
                                                                      ----------     ----------

       Diluted                                                        15,649,184     14,032,818
                                                                      ----------     ----------
                                                                      ----------     ----------





The accompanying notes are an integral part of these financial statements.

                              ROTONICS MANUFACTURING INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                           Three Months Ended
                                                                              SEPTEMBER 30,
                                                                          ------------------
                                                                         1998           1997
                                                                      ----------     ----------
Cash flows from operating activities:
     Net income                                                       $   362,100    $    98,300
     Adjustments to reconcile net income to net cash provided
      by operating activities:
          Depreciation and amortization                                   665,700        440,900
          Gain on sales of equipment                                            -           (400)
          Deferred income tax provision                                   301,600         11,200
          Provision for doubtful accounts                                  33,100         24,000
          Changes in assets and liabilities:
            Decrease in accounts receivable                                67,800        413,700
            Decrease in inventories                                        92,300         90,600
            Decrease/(increase) in prepaid expenses and other
             current assets                                                30,000        (17,200)
            Decrease/(increase) in other assets                             4,900         (5,600)
            Decrease in accounts payable                                  (63,800)      (216,400)
            Increase/(decrease) in accrued liabilities                    107,900         (7,700)
                                                                      -----------    -----------

Net cash provided by operating activities                               1,601,600        831,400
                                                                      -----------    -----------

Cash flows from investing activities:
     Repayments/(advances) on notes receivable, net                        16,300         (6,500)
     Capital expenditures                                                (668,500)      (659,700)
     Proceeds from sales of equipment                                           -          1,000
                                                                      -----------    -----------

Net cash used in investing activities                                    (652,200)      (665,200)
                                                                      -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit                                  2,890,100        1,972,000
     Repayments under line of credit                                  (5,060,700)     (1,704,400)
     Proceeds from issuance of long-term debt                         3,004,500                -
     Repayment of long-term debt                                      (1,500,500)       (321,000)
     Payment of common stock dividends                                (4,700)                  -
     Repurchases of common stock                                      (252,800)         (112,800)
                                                                      -----------    -----------


Net cash used in financing activities                                 (924,100)         (166,200)
                                                                      -----------    -----------

Net increase in cash                                                  25,300                   -

Cash at beginning of period                                           30,700              12,100
                                                                      -----------    -----------

Cash at end of period                                                 $   56,000     $    12,100
                                                                      -----------    -----------
                                                                      -----------    -----------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                    $ 242,200      $   162,800
                                                                      -----------    -----------
                                                                      -----------    -----------
          Income taxes                                                $   33,500     $    75,400
                                                                      -----------    -----------
                                                                      -----------    -----------






The accompanying notes are an integral part of these financial statements.

                             ROTONICS MANUFACTURING INC.
                            -----------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------

NOTE 1-INTERIM REPORTING:
------------------------

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company's line of credit and notes payable is considered to approximate fair market value because the interest rates of these instruments are based predominately on variable reference rates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. It also requires the restatement of EPS for prior periods. The adoption of this pronouncement did not have an impact on the Company's earnings per share.

Effective September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that results from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement did not have on impact on the Company's results of operations.

Effective for fiscal year end June 30, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces management 's approach to defining operating segments. This approach corresponds to the way management organizes units and internally evaluates performance of its operations based on products, services, geography, legal or management structure. Once operating segments are identified, they are then grouped based on similar characteristics to determine reportable segments. This approach is anticipated to improve segment reporting which will improve analysis of companies involved in diverse business segments. The adoption of this pronouncement did not significantly effect the way the Company reports its operating segments.


NOTE 2 - ACQUISITIONS:
---------------------

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

To provide recourse to the Company, five percent of the common shares issued to GSC will be held in an escrow account to cover any claims by the Company in the event of any breaches of representations, warranties or covenants by GSC as outlined in the agreement. The Company has incurred approximately $80,000 of fees and expenses in conjunction with the merger. In addition, the Company obtained an appraisal on Rotocast's machinery and equipment which resulted in the write-up of Rotocast's machinery and equipment to $7.2 million and the recognition of goodwill amounting to $357,200. These amounts will be amortized over their estimated useful life of fifteen years. The above transaction was accounted for using the purchase accounting method and the results of the transactions were in the Company's financial statements effective as of March 31, 1998.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
-------------------------------------------

The following unaudited pro forma condensed statement of combined operations for the three months ended September 30, 1997 assumes the Rotocast merger occurred at the beginning of the respective period after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, depreciation expense and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

                                                            Combined for the
                                                           three months ended
                                                              September 30,
                                                                  1997
                                                               -----------
Net sales                                                      $11,467,200

Total costs and expenses                                        11,464,900
                                                               -----------
Income before provision for income taxes                             2,300
Provision for income taxes                                               -
                                                               -----------
Net income                                                     $     2,300
                                                               -----------
                                                               -----------

Income per common share                                        $       .00
                                                               -----------
                                                               -----------

NOTE 3 - INVENTORIES:
--------------------

Inventories consist of:
                                               September 30,   June 30,
                                                  1998           1998
                                               ----------      ---------
     Raw materials                             $ 3,494,800     $ 4,002,400
     Finished goods                              3,494,800       3,079,500
                                               -----------     -----------

                                               $ 6,989,600     $ 7,081,900
                                               -----------     -----------
                                               -----------     -----------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:
                                               September 30,     June 30,
                                                   1998            1998
                                               ---------         ---------
          Land                                 $  1,039,500      $    1,039,500
          Buildings and building improvements     4,079,600           4,021,000
          Machinery, equipment, furniture and
           fixtures                              22,039,100          21,534,500
          Construction in progress                  941,600             836,300
                                               ------------        ------------
                                                 28,099,800          27,431,300

          Less - accumulated depreciation        (9,761,600)         (9,181,300)
                                               ------------        ------------
                                               $ 18,338,200         $18,250,000
                                               ------------        ------------
                                               ------------        ------------

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:                                   September 30,       June 30,
                                                                    1998              1998
                                                                 ---------         ---------
     Patents, net of accumulated amortization
      of $102,400 and $100,900                                   $   49,700          $   51,300
     Goodwill, net of accumulated amortization
      of $2,458,200 and $2,377,000                                4,999,300           5,080,500
                                                                 ----------          ----------

                                                                 $5,049,000          $5,131,800
                                                                 ----------          ----------
                                                                 ----------          ----------

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank.
The line matures October 1, 2000 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 1998 was 8.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 1998, total borrowings under the Company's line of credit was $1,755,600 of which $1,750,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 7.83203% per annum and maturing October 15, 1998. Proceeds from the loan were used for working capital purposes. At September 30, 1998 the Company had approximately $3,250,000 available for future borrowings under the revolving line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.


NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:
                                                                 September 30,       June 30,
                                                                     1998              1998
                                                                  ---------          --------

     Note payable - Bank        (A)                              $1,333,300          $1,533,300
     Note payable - Bank        (B)                                 266,700             291,700
     Note payable - Bank        (C)                                 364,400             389,800
     Note payable - Bank        (D)                                 750,000             800,000
     Note payable - Bank        (E)                                 700,000             700,000
     Note payable - Bank        (F)                               2,900,000           2,000,000
     Note payable - Bank        (G)                               1,986,700           1,080,600
     Other                                                           37,200              38,900
                                                                 ----------          ----------
                                                                  8,338,300           6,834,300

     Less current portion                                        (2,000,500)         (1,784,000)
                                                                 ----------          ----------

                                                                 $6,337,800          $5,050,300
                                                                 ----------          ----------
                                                                 ----------          ----------


(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% per annum at September 30, 1998). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At September 30, 1998, the total outstanding principal balance was under the LIBOR option at 7.78125% per annum maturing on November 16, 1998. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option for periods up to six months. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum
maturing November 16, 1998.   The note is secured by the Company's  machinery
and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option for periods up to six months. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum maturing November 16, 1998. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option for periods up to three months. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum maturing November 16, 1998. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In January 1998, the Company was advanced $700,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $875,000 in machinery and equipment purchases. The note is due in monthly interest only payments at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option for periods up to three months until November 15, 1998. At such time the note will convert to a sixty month fully amortizable loan. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum maturing November 16, 1998. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

At September 30, 1998, the Company had available a term-loan commitment in the amount of $500,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until November 15, 1998 at which time amounts borrowed will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum maturing November 16, 1998. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1998), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At September 30, 1998, the total outstanding principal was under the LIBOR option at 7.78125% per annum maturing November 16, 1998.


NOTE 8 - RELATED PARTY DEBTS:
----------------------------

Related party debt consists of:
                                                 September 30,    June 30,
                                                     1998          1998
                                                 -----------    ----------
Note payable - (A)                                $2,000,000    $2,000,000
Less current portion                              (2,000,000)            -
                                                  ----------    ----------

                                                  $        -    $2,000,000
                                                  ----------    ----------
                                                  ----------    ----------

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


NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities consist of:
                                                  September 30,   June 30,
                                                     1998           1998
                                                  -------------   -------------

     Salaries, wages, commissions and related
      payables                                    $  746,900      $ 607,900
     Other                                           310,200        341,300
                                                  ----------      ---------

                                                  $1,057,100      $ 949,200
                                                  ----------      ---------
                                                  ----------      ---------


NOTE 10 - STOCK OPTION PLAN:
---------------------------

The Company has a stock option plan which allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company's common stock. Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company's common stock on the grant date. The maximum term for options granted under the plan is five years. The plan expires June 12, 2004.

In the first quarter of fiscal 1999, the Company issued to certain key employees options to purchase 115,000 shares of the Company's common stock. The options are exercisable at prices ranging from $0.8125 - $0.875 (fair market value at the date of grant). The options outstanding at September 30, 1998 are exercisable as follows: 100,000 shares 100% exercisable, 7,500 shares exercisable September 1999 and 7,500 shares exercisable September 2000. At September 30, 1998, the Company had 885,000 shares available for future grants.

STOCK OPTION ACTIVITY:
---------------------

                                              Outstanding    Weighted Average
                                                Shares       Price Per Share
                                             -------------     -------------

Balance outstanding at June 30, 1998                  -

Granted                                         115,000         $ 0.8668
                                                -------

Balance outstanding at September 30, 1998       115,000         $ 0.8668
                                                -------
                                                -------

NOTE 11 - COMMON STOCK:
----------------------

Treasury stock is recorded at cost. At September 30, 1998, treasury stock consisted of 282,710 shares of common stock at a cost of $254,200 and at June 30, 1998, treasury stock consisted of 1,755 shares of common stock at a cost of $1,500.

NOTE 12 - INCOME TAXES:
----------------------

The components of the income tax provision were:
                                             For the three months ended
                                                   September 30,
                                             --------------------------

                                                 1998          1997
                                               --------      --------
     Current:
       Federal                               $  21,000       $    500
       State                                    43,100          5,200
                                             ---------       --------
                                                64,100          5,700
                                             ---------       --------
     Deferred:
       Federal                                 293,700         15,200
       State                                     7,900         (4,000)
                                             ---------       --------
                                               301,600         11,200
                                             ---------       --------

                                             $ 365,700       $ 16,900
                                             ---------       --------
                                             ---------       --------

At September 30, 1998, the Company had net operating loss (NOL) carryforwards of approximately $8,400,000 and $6,669,000 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 1999 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

     AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS      Expiration during year
     ---------------------------------------------      ----------------------
          Federal                  State                     Ended June 30,
          -------                  -----                     -------------

          $       -              $  95,000                        1999
                  -                371,000                        2000
                  -                405,000                        2001
                  -                207,000                        2002
           3,700,000               451,000                        2003
           3,400,000               273,000                        2004
             600,000               444,000                        2005
             500,000               235,000                        2006
                   -               708,000                        2007
                   -               603,000                        2008
             200,000             1,053,000                        2009
                   -               395,000                        2010
                   -               556,000                        2011
                   -               477,000                        2012
                   -               396,000                        2013
          ----------            ----------

          $8,400,000            $6,669,000
          ----------            ----------
          ----------            ----------


At September 30, 1998, the Company had a federal alternative minimum tax credit of approximately $253,000 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.


NOTE 13 - COMPUTATION OF EARNINGS PER SHARE:
-------------------------------------------

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------------------------
Net sales for the three months ended September 30, 1998 increased $3,276,800 or 38.1% to $11,873,800 compared to $8,597,000 for the same period last year. The increase is primarily attributed to the Company's recent merger, whose operations also benefited from the consolidation of the Company's Arleta, California and Warminster, Pennsylvania facilities. In addition, the Company reported improved sales volumes in its material handling, agricultural, medical waste and custom product lines due to general improvements in market conditions when compared to the same period last year. Management is optimistic about the Company's growth projections for fiscal 1999 as it focuses heavily on its sales and marketing strategies to expand existing markets for its proprietary products as well as venture into new distribution channels to increase our exposure in the marketplace.

Cost of goods sold decrease 6% to 73% of net sales for the three months ended September 30, 1998 compared to 79% for the same period last year. The decrease is related to the increase in sales volumes which improved the Company's operating facilities coverage of their respective fixed overhead costs, reductions in raw material costs compared to the same period last year, and the addition of proprietary product lines, (acquired in connection with the recent merger), which yield higher gross margins. Management also attributes the improvement to its gross margin to the initial savings the Company has obtained from the consolidation of two of its operations in the later part of fiscal 1998. Management anticipates continued savings from the consolidations of these facilities and plans to continue to scrutinize its remaining operations in efforts to maximize its operating efficiencies. These efforts coupled with the stabilization of plastic resin cost at their current levels should continue to contribute to improve results.

Selling, general and administrative expenses were $2,252,500, or 19% of net sales for the three months ended September 30, 1998 compared with $1,566,800, or 18.2% for the same period last year. Selling, general and administrative expenses increased slightly as a percentage to net sales primarily due to the additional operations acquired as a result of the recent merger. However, these additional costs were significantly mitigated by the savings obtained through the consolidation of two of the Company's facilities subsequent to the merger. Again, management is currently focusing heavily on its sales and marketing strategies in efforts to maintain appropriate levels of selling, general and administrative costs in correlation to future sales volume projections.

Total interest expense increased $100,900 to $260,600 for the three months ended September 30, 1998 compared to $159,700 for the same period last year. The increase is related to an increase in the Company's debt structure when compared to the same period last year. The primary increase in the Company's debt structure pertains to the additional debt issued in connection with the Rotocast merger as well as the debt assumed in the transaction which together amount to approximately $3.8 million. The balance of the increase is attributed to the financing of the company's on going capital expenditure projects.

Income taxes were $365,700 for the three months ended September 30, 1998 compared to $16,900 for the same period last year. The increase relates to a 532% increase in income before income taxes coupled with a increase in the Company's effective tax rate to 50% when compared to the same period last year. The deferred tax component of the Company's tax provision for the three months ended September 30, 1998 amounted to $301,600. This amount primarily relates to the utilization of the Company's net operating loss carryforwards and thus does not result in any current cash outlay.

Net income increased 268% to $362,100 for the three months ended September 30, 1998 compared to $98,300 for the same period last year. Earnings per share increased 100% to $.02 per common share for the current period compared to $.01 for the same period last year. The increase relates to improved sales volumes as mentioned above and an increase in the company's overall gross margin related to the cost savings obtained through the consolidation of two of the Company's facilities along with favorable resin prices during the quarter.

Financial Condition
-------------------

Working capital decreased $2.5 million to $7.5 million at September 30, 1998 compared to $10 million at June 30, 1998. The decrease was primarily related to the increase in the current portion of long-term debt due in connection with the Rotocast merger. Cash provided by operations increased 93% to $1,601,600 for the three months ended September 30, 1998 compared to $831,400 for the same period last year. The increase is directly attributed to the improvement in income from operations. As such, cash generated from operations was sufficient to fund the Company's capital expenditures and debt repayment requirements.

The Company expended a total of $668,500 for property, plant and equipment during the three months ended September 30, 1998 which was consistent with prior years expenditures for the same time period. The company currently anticipates spending an additional $1.5 to $1.75 million on capital expenditures during the remaining portion of fiscal 1999.

In July 1998, the Company was advanced an additional $1 million against its machinery and equipment note No. 5 bringing the total outstanding on this note to $3 million. This note was originally issued to retire Rotocast's debt acquired as part of the merger and later refinanced based on the appraisal of Rotocast's machinery and equipment. The note is due in monthly principal installments of $50,000 plus interest and will mature July 1, 2003. Also, in July 1998 the bank replaced the Company's existing real estate loan with a new $2 million loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties. The note is due in monthly principal installments of $6,700 plus interest on a twenty-five year amortization with the outstanding principal due July 1, 2008.

Net borrowings under the line of credit decreased $2.2 million to $1.8 million between June 30, 1998 and September 30, 1998. The decrease relates to the advances in long-term debt previously mentioned and the substantial increase in cashflows for operations which went to repay short-term borrowings under the line of credit. At September 30, 1998, the Company had approximately $3.25 million available for future borrowings under the revolving line of credit. The remaining $2 million open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.

The Company initiated a common stock buy back program in fiscal 1999. Through September 30, 1998, the Company has acquired 281,000 shares of common stock at a cost of $252,800.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

Year 2000
---------

Management has been fully apprised of the issues surrounding the year 2000 dilemma. In assessing the potential impact this issue has on the Company, management reviewed both its manufacturing and accounting systems to ascertain critical applications which would be affected. Due to the nature of the Company's manufacturing process and the equipment utilized, it was determined that even equipment which was operated by or which incorporated computerized controls or programs were not dependent on calendar functions to operate and thus would not be impacted by the year 2000 problem.

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions except one are 2000 compliant. The remaining site along with the Company's Corporate division has resolved to make the necessary hardware and software enhancements to become compliant at this final site by the end of fiscal 1999 (June 30, 1999). The Company does not believe it will encounter any problems associated with the year 2000 issue between now and such time that it completes the necessary upgrades to its computer systems. The costs associated with becoming compliant will not have a material effect to the Company's financial position.

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




                                   Rotonics Manufacturing Inc.
                                   Registrant



Date:  October  29, 1998             /s/  SHERMAN MCKINNISS
                                   -----------------------------
                                   Sherman McKinniss
                                   President and
                                   Chief Executive Officer

                                    EXHIBIT INDEX
                                    -------------




EXHIBIT   DESCRIPTION
-------   -----------
                                                                  PAGE
                                                                  ----
11        Statement Regarding Computation of Per Share Earnings    17