Form 10-Q
period 1998-12-31
ROTONICS MANUFACTURING INC/DE
filed 1999-01-29
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     ------

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For quarterly period ended: December 31, 1998
                                             ------------------

                         Commission File number: 1-9429
                                                -------

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



                                       N/A
                          ------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes X    No
                                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Class                                    Outstanding at December 31, 1998
  -----                                    --------------------------------
  Common Shares                            15,308,415 Shares
  ($.01 stated value)
                                           Total Pages 19
                                           Exhibit Index at Page 18


                          ROTONICS MANUFACTURING INC.

                                   INDEX


                                                                                Page Number
                                                                                -----------
PART I.   FINANCIAL INFORMATION

     Item 1 - Financial Statements

                Balance Sheets -
                  December 31, 1998 (Unaudited)
                  and June 30, 1998 (Audited)                                       3

                Statements of Income and
                 Accumulated Deficit -
                  Three Months and Six Months Ended December 31, 1998
                  and 1997 (Unaudited)                                              4

                Statements of Cash Flows -
                  Six Months Ended December 31, 1998
                  and 1997 (Unaudited)                                              5

                Notes to Financial Statements                                       6


     Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    12


PART II.  OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                         17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS


                                                                                             December 31,          June 30,
                                                                                                1998                 1998
                                                                                           ---------------     ---------------
                                                                                             (Unaudited)          (Audited)
                                     ASSETS
Current assets:
    Cash                                                                                    $       16,200      $       30,700
    Accounts receivable, net of allowance for doubtful accounts
      of $150,000 and $148,000, respectively (Notes 6 and 7)                                     6,283,900           6,973,800
    Notes receivable                                                                                36,800              62,600
    Inventories (Notes 3, 6 and 7)                                                               6,721,800           7,081,900
    Deferred income taxes, net (Note 12)                                                         2,106,400           2,106,400
    Prepaid expenses and other current assets                                                      246,700             208,200
                                                                                           ---------------     ---------------

               Total current assets                                                             15,411,800          16,463,600

Notes receivable, less current portion                                                             455,000             455,000
Investment in Partnership                                                                          129,000             133,200
Property, plant and equipment, net (Notes 4, 6 and 7)                                           18,334,500          18,250,000
Intangible assets, net (Note 5)                                                                  4,954,400           5,131,800
Other assets                                                                                       102,700             130,200
                                                                                           ---------------     ---------------

                                                                                               $39,387,400         $40,563,800
                                                                                           ---------------     ---------------
                                                                                           ---------------     ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 7)                                                $  2,141,900        $  1,784,000
    Current portion of long-term debt due related parties (Note 8)                               2,000,000                   -
    Accounts payable                                                                             2,753,800           3,719,600
    Accrued liabilities (Note 9)                                                                   931,000             949,200
    Dividends payable (Note 11)                                                                    636,200                   -
                                                                                           ---------------     ---------------

               Total current liabilities                                                         8,462,900           6,452,800

Bank line of credit (Note 6)                                                                     1,856,800           3,926,200
Long-term debt, less current portion (Note 7)                                                    6,180,100           5,050,300
Long-term debt due related parties (Note 8)                                                           -              2,000,000
Deferred income taxes, net (Note 12)                                                             2,103,300           1,726,600
                                                                                           ---------------     ---------------

               Total liabilities                                                                18,603,100          19,155,900
                                                                                           ---------------     ---------------


Stockholders' equity:
    Common stock, stated value $.01: authorized 20,000,000 shares;
      issued and outstanding 15,307,428 and 15,806,361 shares, respectively,
      net of treasury shares (Note 11)                                                          26,465,300          26,921,400
    Accumulated deficit                                                                         (5,681,000)         (5,513,500)
                                                                                           ---------------     ---------------

               Total stockholders' equity                                                       20,784,300          21,407,900
                                                                                           ---------------     ---------------

                                                                                               $39,387,400         $40,563,800
                                                                                           ---------------     ---------------
                                                                                           ---------------     ---------------


                 The accompanying notes are an integral part of
                          these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                             December 31,
                                                ---------------------------------         ---------------------------------
                                                    1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
Net sales                                       $ 11,295,500         $  8,563,900         $ 23,169,300         $ 17,160,900
                                                ------------         ------------         ------------         ------------
Costs and expenses:
   Cost of goods sold                              8,701,200            6,690,000           17,363,600           13,483,300
   Selling, general and
     administrative expenses                       2,189,700            1,559,100            4,442,200            3,125,900
                                                ------------         ------------         ------------         ------------
       Total costs and expenses                   10,890,900            8,249,100           21,805,800           16,609,200
                                                ------------         ------------         ------------         ------------
Income from operations                               404,600              314,800            1,363,500              551,700
                                                ------------         ------------         ------------         ------------
Other (expense)/income:
   Interest expense                                 (262,800)            (182,800)            (523,400)            (342,500)
   Other income, net                                  40,700               31,300               70,200               69,300
                                                ------------         ------------         ------------         ------------
      Total other expenses                          (222,100)            (151,500)            (453,200)            (273,200)
                                                ------------         ------------         ------------         ------------
Income before income taxes                           182,500              163,300              910,300              278,500

Income tax provision (Note 12)                      (101,400)             (55,700)            (467,100)             (72,600)
                                                ------------         ------------         ------------         ------------
Net income                                            81,100              107,600              443,200              205,900

Accumulated deficit, beginning of period          (5,151,400)          (5,279,600)          (5,513,500)          (5,377,900)

Common stock dividends                              (610,700)            (553,700)            (610,700)            (553,700)
                                                ------------         ------------         ------------         ------------
Accumulated deficit, end of period              $ (5,681,000)        $ (5,725,700)        $ (5,681,000)        $ (5,725,700)
                                                ------------         ------------         ------------         ------------
                                                ------------         ------------         ------------         ------------
Income per common share (Note 13):

   Net income:
     Basic                                             $ .01                $ .01                $ .03                $ .02
                                                       -----                -----                -----                -----
                                                       -----                -----                -----                -----
     Diluted                                           $ .01                $ .01                $ .03                $ .02
                                                       -----                -----                -----                -----
                                                       -----                -----                -----                -----

Weighted average number of common and
common equivalent shares outstanding:
     Basic                                        15,535,289           14,006,516           15,535,289           14,006,516
                                                ------------         ------------         ------------         ------------
                                                ------------         ------------         ------------         ------------
     Diluted                                      15,536,144           14,006,516           15,536,577           14,006,516
                                                ------------         ------------         ------------         ------------
                                                ------------         ------------         ------------         ------------



                 The accompanying notes are an integral part of
                          these financial statements.

                           ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                              December 31,
                                                                     -------------------------------
                                                                        1998                 1997
                                                                     ----------           ----------
Cash flows from operating activities:
    Net income                                                       $   443,200         $   205,900
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                    1,376,700             896,400
      (Gain)/loss sale of equipment                                         (500)                400
      Deferred income tax provision                                      376,700              54,500
      Provision for doubtful accounts                                      7,100             (15,000)
      Changes in assets and liabilities:
        Decrease in accounts receivable                                  682,800             973,300
        Decrease/(increase) in inventories                               360,100            (648,700)
        Increase in prepaid expenses and other current assets            (38,500)             (7,500)
        Decrease/(increase) in other assets                               22,400             (20,100)
        Decrease in accounts payable                                    (931,600)           (723,800)
        Decrease in accrued liabilities                                  (18,200)            (91,700)
                                                                      ----------          ----------
Net cash provided by operating activities                              2,280,200             623,700
                                                                      ----------          ----------
Cash flows from investing activities:
    Repayments/(advances) on notes receivable, net                        25,800              (9,200)
    Capital expenditures                                              (1,278,700)         (1,205,800)
    Distribution from investment in partnership                            4,200                   -
    Proceeds from sale of equipment                                          500               1,000
                                                                      ----------          ----------
Net cash used in investing activities                                 (1,248,200)         (1,214,000)
                                                                      ----------          ----------
Cash flows from financing activities:
    Borrowings under line of credit                                    5,952,500           5,760,100
    Repayments under line of credit                                   (8,021,900)         (4,189,400)
    Proceeds from issuance of long-term debt                           3,504,500                   -
    Repayment of long-term debt                                       (2,016,800)           (642,600)
    Payment of common stock dividends                                     (8,700)               (100)
    Repurchases of common stock                                         (456,100)           (337,800)
                                                                      ----------          ----------
Net cash (used in)/provided by financing activities                   (1,046,500)            590,200
                                                                      ----------          ----------
Net decrease in cash                                                     (14,500)               (100)
Cash at beginning of period                                               30,700              12,100
                                                                      ----------          ----------
Cash at end of period                                                $    16,200         $    12,000
                                                                      ----------          ----------
                                                                      ----------          ----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                       $   463,700         $   325,800
                                                                      ----------          ----------
                                                                      ----------          ----------
      Income taxes                                                   $    92,500         $    89,000
                                                                      ----------          ----------
                                                                      ----------          ----------
Supplemental schedule of noncash financing activities:
    Common dividends declared but not paid                           $   610,700         $   553,700
                                                                      ----------          ----------
                                                                      ----------          ----------


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

Effective September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that results from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement did not have an impact on the Company's results of operations.

Effective for fiscal year end June 30, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces management`s approach to defining operating segments.
This approach corresponds to the way management organizes units and internally evaluates performance of its operations based on products, services, geography, legal or management structure. Once operating segments are identified, they are then grouped based on similar characteristics to determine reportable segments. This approach is anticipated to improve segment reporting which will improve analysis of companies involved in diverse business segments. The adoption of this pronouncement did not significantly effect the way the Company reports its operating segments.


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

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed statement of combined operations for the three months and six months ended December 31, 1997 assumes the Rotocast merger occurred at the beginning of the respective period after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, depreciation expense and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.


                                                 Combined for the,  Combined for the,
                                                three months ended  six months ended
                                                    December 31,      December 31,
                                                        1997              1997
                                                ------------------  ------------------
Net sales                                           $10,674,600       $22,141,800

Total costs and expenses                            (10,895,000)      (22,359,800)
                                                    ------------       -----------

Loss before provision for income taxes                 (220,400)         (218,000)

Provision for income taxes                                    -                 -
                                                    ------------       -----------
Net loss                                             $ (220,400)       $ (218,000)
                                                    ------------       -----------
                                                    ------------       -----------

Loss per common share                                    $ (.01)           $ (.01)
                                                         -------           -------
                                                         -------           -------



NOTE 3 - INVENTORIES:

Inventories consist of:


                                                    December 31,        June 30,
                                                        1998              1998
                                                    -----------        ----------
     Raw materials                                   $3,026,400        $4,002,400
     Finished goods                                   3,695,400         3,079,500
                                                    -----------        ----------
                                                     $6,721,800        $7,081,900
                                                    -----------        ----------
                                                    -----------        ----------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:



                                                    December 31,        June 30,
                                                       1998              1998
                                                    -----------        ----------
     Land                                            $1,039,500        $1,039,500
     Buildings and building improvements              4,171,700         4,021,000
     Machinery, equipment, furniture and fixtures    22,696,700        21,534,500
     Construction in progress                           798,500           836,300
                                                    -----------        ----------
                                                     28,706,400        27,431,300

     Less - accumulated depreciation                (10,371,900)       (9,181,300)
                                                    -----------        ----------
                                                    $18,334,500       $18,250,000
                                                    -----------        ----------
                                                    -----------        ----------


NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:



                                                                             December 31,        June 30,
                                                                                 1998              1998
                                                                             -----------        -----------
     Patents, net of accumulated amortization of $104,000 and $100,900        $   48,200        $   51,300
     Goodwill, net of accumulated amortization
      of $2,551,300 and $2,377,000                                             4,906,200         5,080,500
                                                                             -----------        -----------
                                                                              $4,954,400        $5,131,800
                                                                             -----------        -----------
                                                                             -----------        -----------


NOTE 6 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2000 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at December 31, 1998 was 7.75% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 1998, total borrowings under the Company's line of credit was $1,856,800 of which $1,500,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 7.30141% per annum and maturing January 15, 1999. Proceeds from the loan were used for working capital purposes. At December 31, 1998, the Company had approximately $3,143,200 available for future borrowings under the revolving line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:


                                                                  December 31,         June 30,
                                                                     1998               1998
                                                                  -----------         ----------
    Note payable - Bank        (A)                                $1,133,300          $1,533,300
    Note payable - Bank        (B)                                   241,600             291,700
    Note payable - Bank        (C)                                   339,000             389,800
    Note payable - Bank        (D)                                   700,000             800,000
    Note payable - Bank        (E)                                 1,160,000             700,000
    Note payable - Bank        (F)                                 2,750,000           2,000,000
    Note payable - Bank        (G)                                 1,966,700           1,080,600
    Other                                                             31,400              38,900
                                                                  -----------         ----------
                                                                   8,322,000           6,834,300

    Less current portion                                          (2,141,900)         (1,784,000)
                                                                  -----------         ----------
                                                                  $6,180,100          $5,050,300
                                                                  -----------         ----------
                                                                  -----------         ----------



(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (7.75% per annum at December 31, 1998). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At December 31, 1998, the total outstanding principal balance was under the LIBOR option at 7.04047% per annum maturing on February 15, 1999. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option for periods up to six months. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option for periods up to six months. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option for periods up to three months. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty month fully amortizable loan. Due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option for periods up to three months. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (7.75% per annum at December 31, 1998), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At December 31, 1998, the total outstanding principal was under the LIBOR option at 7.04047% per annum maturing February 15, 1999.


NOTE 8 - RELATED PARTY DEBTS:

Related party debt consists of:


                            December 31,          June 30,
                                1998                1998
                            ------------        -----------
Note payable - (A)          $ 2,000,000         $ 2,000,000
Less current portion         (2,000,000)             -
                            ------------        -----------

                            $     -             $ 2,000,000
                            ------------        -----------
                            ------------        -----------


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

NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities consist of:


                                                            December 31,      June 30,
                                                                1998            1998
                                                            -----------      ---------
     Salaries, wages, commissions and related payables        $646,000        $607,900
     Other                                                     285,000         341,300
                                                            -----------      ---------

                                                              $931,000        $949,200
                                                            -----------      ---------
                                                            -----------      ---------


NOTE 10 - STOCK OPTION PLAN:

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

In the first quarter of fiscal 1999, the Company issued to certain key employees options to purchase 115,000 shares of the Company's common stock. The options are exercisable at prices ranging from $0.8125 - $0.875 (fair market value at the date of grant). The options outstanding at December 31, 1998 are exercisable as follows: 100,000 shares 100% exercisable, 7,500 shares exercisable September 1999 and 7,500 shares exercisable September 2000. At December 31, 1998, the Company had 885,000 shares available for future grants.

STOCK OPTION ACTIVITY:



                                                Outstanding       Weighted Average
                                                   Shares          Price Per Share
                                                -----------        ---------------
Balance outstanding at June 30, 1998                 -

Granted                                           115,000              $ 0.8668
                                                -----------
Balance outstanding at December 31, 1998          115,000              $ 0.8668
                                                -----------
                                                -----------


NOTE 11 - COMMON STOCK:

Treasury stock is recorded at cost. At December 31, 1998, treasury stock consisted of 108,583 shares of common stock at a cost of $110,300 and at June 30, 1998, treasury stock consisted of 1,755 shares of common stock at a cost of $1,500. In fiscal 1999, the Company has purchased 498,900 shares of common stock at a total cost of $456,100 and to date has retired 394,500 of these common shares.

On December 8, 1998, the Board of Directors declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share payable on January 29, 1999 to stockholders of record on January 19, 1999.

NOTE 12 - INCOME TAXES:

The components of the income tax provision were:



                          For the three months eneded              For the six months ended
                                  December 31,                           December 31,
                        -----------------------------           ----------------------------
                           1998               1997                 1998              1997
                        ----------         ----------           ----------        ----------
     Current:
       Federal          $   8,700           $   3,700           $  29,700          $   4,200
       State               17,600               8,700              60,700             13,900
                        ----------         ----------           ----------        ----------
                           26,300              12,400              90,400             18,100
                        ----------         ----------           ----------        ----------
     Deferred:
       Federal             77,800              46,000             371,500             61,200
       State               (2,700)             (2,700)              5,200             (6,700)
                        ----------         ----------           ----------        ----------
                           75,100              43,300             376,700             54,500
                        ----------         ----------           ----------        ----------

                        $ 101,400           $  55,700           $ 467,100          $  72,600
                        ----------         ----------           ----------        ----------
                        ----------         ----------           ----------        ----------


At December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $8,400,000 and $6,669,000 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 1999 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:



        Amount of unused operating loss carryforwards
        ---------------------------------------------       Expiration during year
          Federal                       State                   ended June 30,
        -----------                  -------------          ----------------------
        $     -                      $   95,000                        1999
              -                         371,000                        2000
              -                         405,000                        2001
              -                         207,000                        2002
         3,700,000                      451,000                        2003
         3,400,000                      273,000                        2004
           600,000                      444,000                        2005
           500,000                      235,000                        2006
              -                         708,000                        2007
              -                         603,000                        2008
           200,000                    1,053,000                        2009
              -                         395,000                        2010
              -                         556,000                        2011
              -                         477,000                        2012
              -                         396,000                        2013
        -----------                  -------------
        $8,400,000                   $6,669,000
        -----------                  -------------
        -----------                  -------------


At December 31, 1998, the Company had a federal alternative minimum tax credit of approximately $253,000 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net sales for the three months ended December 31, 1998, increased 31.9% to $11,295,500 compared to $8,563,900 for the same period last year. The increase is primarily attributed to the Company's recent merger, whose operations also benefited from the consolidation of the Company's Arleta, California and Warminster, Pennsylvania facilities. In addition, the Company reported improved sales volumes in material handling, medical waste and custom product lines when compared to the same period last year. This was primarily due to general improvement in their respective markets as well as benefits from the Company's enhanced sales and marketing efforts. Management continues to be optimistic about the Company's growth projections for the remainder of fiscal 1999. Management has enacted various new strategies to expand existing markets for its proprietary products as well as formulate distribution channels to launch its newest lawn and garden product line.

Cost of goods sold decreased 1.1% to 77% of net sales for the three months ended December 31, 1998, compared to 78.1% for the same period last year. The decrease is attributed to the overall improved sales volumes and improved manufacturing efficiencies since the relocation of its Arleta, California and Warminster, Pennsylvania facilities. However, these cost reductions have been temporarily mitigated during the last quarter due to the relocation of the Company's Miami, Florida rotomolding facility. This marks management's continued efforts to maximize operating results and improve gross margins at its remaining ten manufacturing facilities.

Selling, general and administrative expenses were $2,189,700 or 19.4% of net sales for the three months ended December 31, 1998 compared to $1,559,100 or 18.2% for the same period last year. Selling, general and administrative expenses have increased primarily due to the additional operations acquired in connection with the recent merger. Since the merger, management has focused heavily on realigning and streamlining its sales and administrative functions. As such, it has effectively trimmed costs in this area to keep respective selling, general and administrative costs in correlation with future sales volume projections. As we look forward, management anticipates it will incur an additional $100,000 to $150,000 in selling, general and administrative costs as it completes the closure of its Miami, Florida facility. As such, the full benefit obtainable from this plant closure will begin to realized during the Company's fourth quarter.

Total interest expense increased $80,000 to $262,800 for the three months ended December 31, 1998, compared to $182,800 for the same period last year. The increase is directly related to an increase in the Company's debt structure when compared to the same period last year. The primary increase in the Company's debt structure pertains to the additional debt issued in connection with the Rotocast merger ($2 million) as well as debt assumed in the transaction which together amounted to approximately $3.8 million.

Income taxes were $101,400 for the three months ended December 31, 1998 compared to $55,700 for the same period last year. The increase is attributed to the increase in the Company's effective tax rate since the merger to approximately 51% when compared to the same period last year. As usual, a major portion of the Company's tax provision is the deferred tax component which amounted to $75,100 for the three months ended December 31, 1998. This amount primarily relates to the utilization of the Company's federal and state net operating loss carryforwards and thus does not diminish current cashflows.

Net income remained relatively consistent at $81,100 for the three months ended December 31, 1998, compared to $107,600 for the same period last year. Although management was pleased with its efforts to improve sales volumes during the current period, these efforts were minimized by management efforts to also maximize operational efficiencies, improve gross margins and reduce selling, general and administrative overhead. As mentioned above, additional costs associated with these efforts were attributed to the relocation of its Miami, Florida rotomolding facility into its remaining operations. These additional costs will be mitigated during the remaining portion of fiscal 1999 as the Company benefits from reductions in overall manufacturing and administrative overhead.



RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net sales for the six months ended December 31, 1998, increased 35% to $23,169,300 compared to $17,160,900 for the same period last year. The increase is attributed to two factors. First, the additional sales volumes obtained as a result of the resent merger and second, notable sales volume increases in the Company's proprietary product lines when compared to the same period last year. During the current period, the Company has reported improved volumes in its material handling, medical waste, agricultural and custom product lines. Management attributes these positive trends to improvements in various market segments bolstered by a stable domestic economy as well as benefits from the Company's enhanced sales and marketing programs. Management continues to be optimistic about the Company's growth projections for the remainder of fiscal 1999. Management has enacted various new strategies to expand existing markets for its proprietary products as well as formulate distribution channels to launch its newest lawn and garden product line.

Cost of goods sold decreased 3.7% to 74.9% of net sales for the six months ended December 31, 1998, compared to 78.6% for the same period last year. The decrease is attributed not only to improved sales volumes during the current period, but also the benefits realized from the consolidation of two of the Company's facilities during the later part of fiscal 1998. These consolidations have been very effective in maximizing plant utilization, reducing overall fixed overhead cost and thus improving gross margins at the remaining sites. During the last quarter , the Company initiated its third plant consolidation. Although the Company incurred some additional costs that are inherent during a consolidation process of this nature, the Company will emerge financially stronger in the ensuing months.

Selling, general and administrative expenses were $4,442,200 or 19.2% of net sales for the six months ended December 31, 1998 compared to $3,125,900 or 18.2% for the same period last year. Selling, general and administrative expenses have increased primarily due to the additional operations acquired in connection with the recent merger. Since the merger, management has focused heavily on realigning and streamlining its sales and administrative functions. As such, it has effectively trimmed costs in this area so as to keep respective sales, general and administrative costs in correlation with future sales volume projections. As we look forward, management anticipates it will incur an additional $100,000 to $150,000 in selling, general and administrative costs as it completes the final stages of its Miami, Florida relocation process. Once this portion of the process is completed, management believes it has effectively met its goals to realign its selling, general and administrative costs and should start to realize the potential benefits during the Company's fourth quarter.

Total interest expense increased $180,900 to $523,400 for the six months ended December 31, 1998 compared to $342,500 for the same period last year. The increase is directly related to the increase in the Company's debt structure when compared to the same period last year. The increase in debt structure pertains to the additional debt issued in connection with the Rotocast merger ($2 million) as well as the debt assumed in the transaction, which together amounted to approximately $3.8 million.

Income taxes were $467,100 for the six months ended December 31, 1998 compared to $72,600 for the same period last year. The increase relates to a 227% increase in income before income taxes coupled with an increase in the Company's effective tax rate to 51% when compared to the same period last year. Deferred taxes represent the largest component to the Company's tax provision amounting to $376,700 for the six months ended December 31, 1998. This deferred tax amount relates primarily to the utilization of the Company's federal and state net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased 115% to $443,200 for the six months ended December 31, 1998 compared to $205,900 for the same period last year. Earnings per share increased 50% to $.03 per common share for the current period compared to $.02 per common share for the same period last year. The increase relates to increased sales volumes as outlined above and improved gross margins when compared to the same period last year. Since the merger the Company has consolidated three of its manufacturing facilities into its remaining operations. The latest, the Miami, Florida facility was initiated during the last quarter. This latest consolidation did dampen the Company's overall six month performance, but will now provide a stronger base for further performance improvements at the operational level. This coupled with future reductions in selling, general and administrative overhead during the ensuing months should boost earnings results. In addition, the Company has repurchased approximately 500,000 common shares during fiscal 1999 which will also have a positive effect on earnings per share data as we go forward.



FINANCIAL CONDITION

Working capital decreased $3.1 million to $6.9 million at December 31, 1998, compared to $10 million at June 30, 1998. The decrease is attributed to an increase in the current portion of long-term debt in relation to the Rotocast merger debt as well as normal fluctuations in accounts receivable and inventories. However, cash provided by operations increased 265% to $2,280,200 for the six months ended December 31, 1998 compared to $623,700 for the same period last year. The increase is directly attributed to the approximately 89% improvement in income from operations prior to depreciation and amortization between the two periods. As such, cashflows continue to be healthy.

The Company expended a total of $1,278,700 for property, plant and equipment during the six months ended December 31, 1998 which was consistent with prior years expenditures for the same time period. The Company currently anticipates spending an additional $1.0 to $1.25 million on capital expenditures during the remaining portion of fiscal 1999.

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

In November 1998, the Company advanced the remaining $500,000 available under its machinery and equipment term-loan commitment. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance $625,000 in machinery and equipment purchases. This brought the total principal outstanding to $1.2 million which is due in monthly principal installments of $20,000 plus interest and matures on July 15, 2003.

Net borrowings under the line of credit decreased $2.1 million to $1.9 million between June 30, 1998 and December 31, 1998. The decrease relates to the advances in long-term debt previously mentioned and the notable increase in cashflows from operations which a portion went to repay short-term borrowings under the line of credit. At December 31, 1998, the Company had approximately $3.1 million available for future borrowings under the revolving line of credit. The remaining $2 million open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.

On December 8, 1998, the Board of Directors declared at its Annual Meeting of Stockholders its fourth annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share will be paid on January 29, 1999 to stockholder's of record on January 19, 1999. The Board of Directors is confident with the Company's continued success and believes our loyal shareholders should continue to receive a return on their investments for their continued support.

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

                                            Rotonics Manufacturing Inc.
                                            Registrant



Date: January 29, 1999                         /s/   SHERMAN MCKINNISS
                                            ------------------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT   DESCRIPTION                                                PAGE
-------   -----------                                                ----
11        Statement Regarding Computation of Per Share Earnings       19

