Form 10-Q
period 1999-03-31
ROTONICS MANUFACTURING INC/DE
filed 1999-04-22
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: March 31, 1999
                                               --------------

                         Commission File number: 1-9429
                                                 ------

                           ROTONICS MANUFACTURING INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      36-2467474
             ----------                                     ----------
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

                                       N/A
                                  -------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at March 31, 1999
         -----                               -----------------------------
         Common Shares                       15,267,014 Shares
         ($.01 stated value)
                                             Total Pages  18

                           ROTONICS MANUFACTURING INC.

                                      INDEX

                                                                         PAGE NUMBER
PART I.   FINANCIAL INFORMATION

           Item 1 - Financial Statements

                      Balance Sheets -
                        March 31, 1999 (Unaudited)
                        and June 30, 1998 (Audited)                           3

                      Statements of Income and
                       Accumulated Deficit -
                        Three Months and Nine Months Ended March 31, 1999
                        and 1998 (Unaudited)                                  4

                      Statements of Cash Flows -
                        Nine Months Ended March 31, 1999
                        and 1998 (Unaudited)                                  5

                      Notes to Financial Statements                           6

           Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations        13

PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                   18

                                       2

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ROTONICS MANUFACTURING INC.
                                 BALANCE SHEETS

                                                                           March 31,          June 30,
                                                                             1999               1998
                                                                          (Unaudited)        (Audited)
                                                                          -----------      --------------

                                     ASSETS

Current assets:
  Cash                                                                    $     4,100        $     30,700
  Accounts receivable, net of allowance for doubtful accounts
    of $177,000 and $148,000, respectively (Notes 6 and 7)                  6,708,500           6,973,800
  Notes receivable                                                             34,800              62,600
  Inventories (Notes 3, 6 and 7)                                            6,968,900           7,081,900
  Deferred income taxes, net (Note 12)                                      2,106,400           2,106,400
  Prepaid expenses and other current assets                                   164,200             208,200
                                                                          -----------         -----------

        Total current assets                                               15,986,900          16,463,600
Notes receivable, less current portion                                        455,000             455,000
Investment in Partnership                                                     127,300             133,200
Property, plant and equipment, net (Notes 4, 6 and 7)                      18,084,300          18,250,000
Intangible assets, net (Note 5)                                             4,859,700           5,131,800
Other assets                                                                   92,500             130,200
                                                                          -----------         -----------
                                                                          $39,605,700         $40,563,800
                                                                         ------------        ------------
                                                                         ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt (Note 7)                           $  2,138,100         $ 1,784,000
    Current portion of long-term debt due related parties (Note 8)          2,000,000               -
    Accounts payable                                                        3,088,500           3,719,600
    Accrued liabilities (Note 9)                                              797,200             949,200
                                                                         ------------         -----------
        Total current liabilities                                           8,023,800           6,452,800

Bank line of credit (Note 6)                                                2,780,800           3,926,200
Long-term debt, less current portion (Note 7)                               5,648,800           5,050,300
Long-term debt due related parties (Note 8)                                      -              2,000,000
Deferred income taxes, net (Note 12)                                        2,201,800           1,726,600
                                                                          -----------         -----------

        Total liabilities                                                  18,655,200          19,155,900
                                                                         ------------         -----------
Stockholders' equity:
  Common stock, stated value $.01: authorized 20,000,000 shares;
    issued and outstanding 15,266,019 and 15,806,361 shares,
    respectively,  net of treasury shares (Note 11)                        26,420,600          26,921,400
    Accumulated deficit                                                    (5,470,100)         (5,513,500)
                                                                           ----------          ----------

        Total stockholders' equity                                         20,950,500          21,407,900
                                                                         ------------        ------------
                                                                          $39,605,700         $40,563,800
                                                                         ------------        ------------
                                                                         ------------        ------------

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                   (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                March 31,                                March 31,
                                                       -------------------------------          ------------------------------
                                                          1999                1998                   1999             1998
                                                       -----------        ------------          ------------      ------------
Net sales                                              $10,370,500        $  8,099,600           $33,539,800       $25,260,500
                                                       -----------         -----------           -----------      -----------

Costs and expenses:
   Cost of goods sold                                    7,649,600           6,399,400            24,954,600        19,882,700
   Selling, general and
     and administrative expenses                         1,986,400           1,530,400             6,317,400         4,656,300
   Plant consolidation expense (Note 2)                    224,600                -                  394,400             -
                                                       -----------         -----------           -----------      -----------
       Total costs and expenses                          9,860,600           7,929,800            31,666,400        24,539,000
                                                       -----------         -----------           -----------      -----------
Income from operations                                     509,900             169,800             1,873,400           721,500
                                                       -----------         -----------           -----------      -----------
Other (expense)/income:
   Interest expense                                       (227,400)           (179,600)             (750,800)         (522,100)
   Other income, net                                        25,000              31,700                95,200           101,000
                                                      ------------        ------------          ------------      ------------
      Total other expenses                                (202,400)           (147,900)             (655,600)        (421,100)
                                                      ------------        ------------          ------------      ------------
Income before income taxes                                 307,500              21,900             1,217,800          300,400
Income tax (provision)benefit (Note 12)                    (96,600)             26,500              (563,700)           (46,100)
                                                       -----------         -----------           -----------      -----------
Net income                                                 210,900              48,400               654,100          254,300

Accumulated deficit, beginning of period                (5,681,000)         (5,724,800)           (5,513,500)      (5,377,900)
Common stock dividends                                        -                   -                 (610,700)        (552,800)
                                                       -----------         -----------           -----------      -----------
Accumulated deficit, end of period                     $(5,470,100)        $(5,676,400)          $(5,470,100)     $(5,676,400)
                                                       -----------         -----------           -----------      -----------
                                                       -----------         -----------           -----------      -----------
Income per common share (Notes 1 and 13):
   Net income:
     Basic                                                 $   .01             $   .00               $   .04            $   .02
                                                           -------             -------               -------            -------
                                                           -------             -------               -------            -------
     Diluted                                               $   .01             $   .00               $   .04            $   .02
                                                           -------             -------               -------            -------
                                                           -------             -------               -------            -------
Weighted average number of common and
common equivalent shares outstanding:
    Basic                                               15,268,501          13,802,979            15,447,415       13,939,654
                                                       -----------         -----------           -----------      -----------
                                                       -----------         -----------           -----------      -----------
    Diluted                                             15,273,554          13,802,979            15,449,669       13,939,654
                                                       -----------         -----------           -----------      -----------
                                                       -----------         -----------           -----------      -----------

      The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                      December 31,
                                                                            --------------------------------
                                                                                1999                 1998
                                                                            -----------          -----------
Cash flows from operating activities:
    Net income                                                              $    654,100         $   254,300
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                            2,090,000           1,365,800
      Gain on sale of equipment                                                   (1,800)             (5,200)
      Deferred income tax provision                                              475,200              43,400
      Provision for doubtful accounts                                             34,100               5,200
      Changes in assets and liabilities:
        Decrease in accounts receivable                                          231,200             195,700
        Decrease/(increase) in inventories                                       113,000            (448,400)
        Decrease in prepaid expenses and other current assets                     44,000              11,400
        Decrease/(increase) in other assets                                       30,000             (30,400)
        Decrease in accounts payable                                            (610,700)           (438,300)
        Decrease in accrued liabilities                                         (152,000)           (215,400)
                                                                             -----------         -----------
Net cash provided by operating activities                                      2,907,100             738,100
                                                                             -----------         -----------
Cash flows from investing activities:
    Aquisition of Rotocast, net of cash obtained                                    -                (39,900)
    Repayments/(advances) on notes receivable, net                                27,800             (17,100)
    Capital expenditures                                                      (1,645,300)         (1,504,900)
    Distribution from investment in partnership                                    5,900               -
    Proceeds from sale of equipment                                                2,600              12,000
                                                                             -----------         -----------
Net cash used in investing activities                                         (1,609,000)         (1,549,900)
                                                                             -----------         -----------
Cash flows from financing activities:
    Borrowings under line of credit                                            9,278,500           8,838,700
    Repayments under line of credit                                          (10,423,900)         (6,712,100)
    Proceeds from issuance of long-term debt                                   3,505,900             700,000
    Repayment of long-term debt                                               (2,553,300)           (962,500)
    Payment of common stock dividends                                           (631,100)           (541,800)
    Repurchases of common stock                                                 (500,800)           (501,100)
                                                                             -----------         -----------
Net cash (used in)/provided by financing activities                           (1,324,700)            821,200
                                                                             -----------         -----------
Net (decrease)/increase in cash                                                  (26,600)              9,400
Cash at beginning of period                                                       30,700              12,100
                                                                             -----------         -----------
Cash at end of period                                                      $       4,100        $     21,500
                                                                             -----------         -----------
                                                                             -----------         -----------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                                               $   781,400         $   514,600
                                                                             -----------         -----------
                                                                             -----------         -----------
      Income taxes                                                           $   106,600         $    92,000
                                                                             -----------         -----------
                                                                             -----------         -----------
    Noncash investing activity:
      Aquisition of Rotocast by issuance of common stock                     $      -            $ 2,990,300
                                                                             -----------         -----------
                                                                             -----------         -----------
Noncash financing activities:
    Common dividends declared but not paid                                   $     3,400         $    11,400
                                                                             -----------         -----------
                                                                             -----------         -----------
    Aquisition of Rotocast by issuance of note payable                       $      -            $ 2,000,000
                                                                             -----------         -----------
                                                                             -----------         -----------
    Conversion of Rotocast bank debt to new note payable                     $      -            $ 1,750,000
                                                                             -----------         -----------
                                                                             -----------         -----------

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

Effective for fiscal year end June 30, 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces management `s approach to defining operating segments. This approach corresponds to the way management organizes units and internally evaluates performance of its operations based on products, services, geography, legal or management structure. Once operating segments are identified, they are then grouped based on similar characteristics to determine reportable segments. This approach is anticipated to improve segment reporting which will improve analysis of companies involved in diverse business segments. The adoption of this pronouncement did not significantly effect the way the Company reports its operating segments.

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

As part of the reorganization of Rotonics and Rotocast, the Company consolidated its Miami, Florida rotomolding operation into its other operating facilites. The relocation of this plant resulted in non-recurring costs of approximately $394,400.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed statement of combined operations for the three months and nine months ended March 31, 1998 assumes the Rotocast merger occurred at the beginning of the respective period after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, depreciation expense and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

                                                                                           COMBINED FOR THE,   COMBINED FOR THE,
                                                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                               MARCH 31,           MARCH 31,
                                                                                                   1998               1998
                                                                                          ------------------  -------------------
Net sales                                                                                      $10,720,200         $32,948,400

Total costs and expenses                                                                       (10,961,100)        (33,407,300)
                                                                                              ------------        ------------
Loss before provision for income taxes                                                            (240,900)           (458,900)

Provision for income taxes                                                                          -                    -
                                                                                              ------------        ------------
Net loss                                                                                      $   (240,900)       $   (458,900)
                                                                                              ------------        ------------
                                                                                              ------------        ------------
Loss per common share                                                                              $  (.02)            $  (.03)
                                                                                              ------------        ------------
                                                                                              ------------        ------------

NOTE 3 - INVENTORIES:

Inventories consist of:

                                                                                               MARCH 31,           JUNE 30,
                                                                                                 1999                1998
                                                                                              ------------        ------------
    Raw materials                                                                             $  3,073,400        $  4,002,400
    Finished goods                                                                               3,895,500           3,079,500
                                                                                              ------------        ------------
                                                                                              $  6,968,900        $  7,081,900
                                                                                              ------------        ------------
                                                                                              ------------        ------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                                MARCH 31,           JUNE 30,
                                                                                                  1999                1998
                                                                                              ------------        ------------
      Land                                                                                    $  1,039,500        $  1,039,500
      Buildings and building improvements                                                        4,265,700           4,021,000
      Machinery, equipment, furniture and fixtures                                              22,977,400          21,534,500
      Construction in progress                                                                     782,500             836,300
                                                                                              ------------        ------------
                                                                                                29,065,100          27,431,300
      Less - accumulated depreciation                                                          (10,980,800)         (9,181,300)
                                                                                              ------------        ------------
                                                                                              $ 18,084,300        $ 18,250,000
                                                                                              ------------        ------------
                                                                                              ------------        ------------

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                                                March 31,            June 30,
                                                                                                  1999                 1998
                                                                                              ------------        ------------
    Patents, net of accumulated amortization of $105,500 and $100,900                         $     46,700        $     51,300
    Goodwill, net of accumulated amortization
     of $2,644,400 and $2,377,000                                                                4,813,000           5,080,500
                                                                                              ------------        ------------

                                                                                              $  4,859,700        $  5,131,800
                                                                                              ------------        ------------
                                                                                              ------------        ------------

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2000 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at March 31, 1999 was 7.75% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 1999, total borrowings under the Company's line of credit was $2,780,800 of which $2,250,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 6.4375% per annum and maturing April 15, 1999. Proceeds from the loan were used for working capital purposes. At March 31, 1999, the Company had approximately $2,219,200 available for future borrowings under the revolving line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                                                 MARCH 31,            JUNE 30,
                                                                                                   1999                 1998
    Note payable - Bank        (A)                                                             $   933,300         $ 1,533,300
    Note payable - Bank        (B)                                                                 216,600             291,700
    Note payable - Bank        (C)                                                                 313,600             389,800
    Note payable - Bank        (D)                                                                 650,000             800,000
    Note payable - Bank        (E)                                                               1,100,000             700,000
    Note payable - Bank        (F)                                                               2,600,000           2,000,000
    Note payable - Bank        (G)                                                               1,946,700           1,080,600
    Other                                                                                           26,700              38,900
                                                                                               -----------         -----------
                                                                                                 7,786,900           6,834,300

    Less current portion                                                                        (2,138,100)         (1,784,000)
                                                                                               -----------         -----------

                                                                                               $ 5,648,800         $ 5,050,300
                                                                                               -----------         -----------
                                                                                               -----------         -----------

(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (7.75% per annum at March 31, 1999). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At March 31, 1999, the total outstanding principal balance was under the LIBOR option at 6.4375% per annum maturing on April 15, 1999. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option for periods up to six months. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option for periods up to six months. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option for periods up to three months. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option for periods up to three months. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (7.75% per annum at March 31, 1999), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At March 31, 1999, the total outstanding principal was under the LIBOR option at 6.4375% per annum maturing April 15, 1999.

NOTE 8 - RELATED PARTY DEBTS:

Related party debt consists of:

                                                                                                MARCH 31,            JUNE 30,
                                                                                                    1999               1998
                                                                                               -----------         -----------
Note payable - (A)                                                                             $ 2,000,000         $ 2,000,000
Less current portion                                                                            (2,000,000)                 --
                                                                                               -----------         -----------

                                                                                               $       --          $ 2,000,000
                                                                                               -----------         -----------
                                                                                               -----------         -----------

(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum and is payable with one interest only payment which was paid on March 25, 1999 with a second principal and interest payment due upon maturity of the note on September 25, 1999.

     The note is secured by a $2,000,000 irrevocable standby letter of credit which may be called upon if the principal balance of the note is not paid within ten days of maturity.

NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                                                 MARCH 31,           JUNE 30,
                                                                                                  1999                 1998
                                                                                               -----------         -----------
   Salaries, wages, commissions and related payables                                           $   596,800         $   607,900
   Other                                                                                           200,400             341,300
                                                                                               -----------         -----------
                                                                                               $   797,200         $   949,200
                                                                                               -----------         -----------
                                                                                               -----------         -----------

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

In the first quarter of fiscal 1999, the Company issued to certain key employees options to purchase 115,000 shares of the Company's common stock. The options are exercisable at prices ranging from $0.8125 - $0.875 (fair market value at the date of grant). The options outstanding at March 31, 1999 are exercisable as follows: 100,000 shares 100% exercisable, 7,500 shares exercisable September 1999 and 7,500 shares exercisable September 2000. At March 31, 1999, the Company had 885,000 shares available for future grants.

STOCK OPTION ACTIVITY:

                                                                                      OUTSTANDING             WEIGHTED AVERAGE
                                                                                         SHARES                PRICE PER SHARE
                                                                                      -----------             ----------------
Balance outstanding at June 30, 1998                                                           --

Granted                                                                                   115,000                     $ 0.8668
                                                                                      -----------
Balance outstanding at March 31, 1999                                                     115,000                     $ 0.8668
                                                                                      -----------
                                                                                      -----------

NOTE 11 - COMMON STOCK:

Treasury stock is recorded at cost. At March 31, 1999, treasury stock consisted of 995 shares of common stock at a cost of $800 and at June 30, 1998, treasury stock consisted of 1,755 shares of common stock at a cost of $1,500. In fiscal 1999, the Company has purchased and retired 540,300 shares of common stock at a total cost of $500,800. The Company is still actively purchasing additional common shares under its buyback program.

On December 8, 1998, the Board of Directors declared at its Annual Meeting of Stockholders a common stock dividend of $.04 per common share which was paid on January 29, 1999 to stockholders of record on January 19, 1999.

NOTE 12 - INCOME TAXES:

The components of the income tax provision were:

                                                        FOR THE THREE MONTHS ENEDED                FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,                                 MARCH 31,
                                                        ---------------------------                -------------------------
                                                          1999               1998                  1999                 1998
                                                       ---------          ---------              ---------            --------
      Current:
        Federal                                        $  11.900          $ (4,200)              $  41,600            $     --
        State                                            (13,800)          (11,200)                 46,900               2,700
                                                       ---------          ---------              ---------            --------
                                                          (1,900)          (15,400)                 88,500               2,700
                                                       ---------          ---------              ---------            --------
      Deferred:
        Federal                                          119,400            (5,700)                490,900              55,500
        State                                            (20,900)           (5,400)                (15,700)            (12,100)
                                                       ---------          ---------              ---------            --------
                                                          98,500           (11,100)                475,200              43,400
                                                       ---------          ---------              ---------            --------
                                                        $ 96,600          $(26,500)               $563,700             $46,100
                                                       ---------          ---------              ---------            --------
                                                       ---------          ---------              ---------            --------

At March 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $8,500,000 and $6,753,000 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 1999 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

                 AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS
                 ---------------------------------------------                      EXPIRATION DURING YEAR
                   FEDERAL                             STATE                             ENDED JUNE 30,
                 ---------------------------------------------                      ----------------------
                 $     --                           $  120,000                                   1999
                       --                              371,000                                   2000
                       --                              405,000                                   2001
                       --                              207,000                                   2002
                  3,800,000                            451,000                                   2003
                  3,400,000                            273,000                                   2004
                    600,000                            444,000                                   2005
                    500,000                            283,000                                   2006
                       -                               708,000                                   2007
                       -                               603,000                                   2008
                    200,000                          1,053,000                                   2009
                       -                               395,000                                   2010
                       -                               556,000                                   2011
                       -                               477,000                                   2012
                       -                               407,000                                   2013
                 ----------                         ----------
                 $8,500,000                         $6,753,000
                 ----------                         ----------
                 ----------                         ----------

At March 31, 1999, the Company had a federal alternative minimum tax credit of approximately $263,500 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 13 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share ("EPS") calculations:

                                               THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                 MARCH 31, 1999                                      MARCH 31, 1998
                                      --------------------------------------            ---------------------------------------
                                                                      EPS                                                 EPS
                                       INCOME        SHARES          AMOUNT              INCOME         SHARES           AMOUNT
                                      ---------     ----------      --------            --------      ----------        -------
Basic EPS
   Net income                          $210,900     15,268,501          $.01             $48,400      13,802,979          $.00

Effect of dilutive stock options             --          5,053            --                  --              --            --
                                      ---------     ----------      --------            --------      ----------        -------

Diluted EPS                            $210,900     15,273,554          $.01             $48,400      13,802,979          $.00
                                      ---------     ----------      --------            --------      ----------        -------
                                      ---------     ----------      --------            --------      ----------        -------

                                               NINE MONTHS ENDED                                 NINE MONTHS ENDED
                                                 MARCH 31, 1999                                      MARCH 31, 1998
                                      -------------------------------------             ---------------------------------------
                                                                       EPS                                                EPS
                                        INCOME        SHARES         AMOUNT             INCOME          SHARES          AMOUNT
                                      ---------     ----------      --------            --------      ----------        -------
Basic EPS
   Net income                          $654,100     15,447,415          $.04            $254,300      13,939,654          $.02

Effect of dilutive stock options             --          2,254            --                  --              --             --
                                      ---------     ----------      --------            --------      ----------        -------

Diluted EPS                            $654,100     15,449,669          $.04            $254,300      13,939,654          $.02
                                      ---------     ----------      --------            --------      ----------        -------
                                      ---------     ----------      --------            --------      ----------        -------

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net sales for the three months ended March 31, 1999, increased 28% to $10,370,500 compared to $8,099,600 for the same period last year. Approximately 80% of the increase is attributed to operations acquired as part of the Company's recent merger with the remaining 20% attributed to increased sales volumes pertaining to the Company's pre-merger operations. Management is confident that if market conditions continue to be favorable, that the Company's growth projections will continue to benefit from the various marketing strategies enacted during the year. The Company plans to capitalize on its strength and unique position within the industry to expand its various niche markets as well as launch its newest lawn and garden product line.

Cost of goods sold decreased 5.2% to 73.8% of net sales for the three months ended March 31, 1999, compared to 79% for the same period last year. The decrease is directly related to improved sales volumes which have enhanced the Company's ability to cover its fixed overhead expenses. In addition, the Company continues to benefit from the consolidation of two of its facilities during the later part of fiscal 1998. These consolidations have been very effective in maximizing plant utilization, reducing overall fixed costs and thus promoting positive gross margin improvements at the remaining sites. In addition, the Company completed its third plant consolidation during the last quarter. Management is confident that it will obtain the same positive results in future periods as a result of the latest consolidation.

Selling, general and administrative expenses were $1,986,400 or 19.2% of net sales for the three months ended March 31, 1999, compared to $1,530,400 or 18.9% for the same period last year. Selling, general and administrative expenses have increased primarily due to the additional operations acquired in connection with the last year's merger. Since the merger, management has focused heavily on realigning and streamlining its sales and administrative functions to keep these costs in line with future sales volume projections. Through the third quarter of fiscal 1999, these additional costs have been mitigated through the prior two plant consolidations and will continue to improve in the fourth quarter with the completion of the Company's latest plant consolidation.

The Company incurred $224,600 in costs during the three months ended March 31, 1999 in connection with the consolidation of its Miami, Florida facility. This latest consolidation marks management's continued efforts to maximize plant utilization and boost operating results at its remaining ten manufacturing facilities. As such, the final benefit obtainable from this plant closure will begin to be realized during the Company's fourth quarter.

Total interest expense increased $47,800 to $227,400 for the three months ended March 31, 1999, compared to $179,600 for the same period last year. The increase is attributed to the increase in the Company's debt structure due to last year's merger which amounted to approximately $3.8 million. However, the additional interest costs incurred have been partially mitigated due to a drop in the bank's prime rate during the last six months.

Income taxes were $96,600 for the three months ended March 31, 1999, compared to a tax benefit of $26,500 for the same period last year. The increase is attributed to a substantial increase in income coupled with an increase in the Company's effective tax rate since the merger. As usual, a major portion of the Company's tax provision is the deferred tax component which amounted to $98,500 for the current three month period. This amount primarily relates to the utilization of the Company's federal and state net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased by 335% to $210,900 for the three months ended March 31, 1999, compared to $48,400 for the same period last year. Management attributed the improvement to the overall increase in sales volumes and the cost reductions obtained from prior plant consolidations. Management was pleased with these results in spite of incurring $224,600 in costs associated with its latest plant consolidation. As previously mentioned, if market conditions remain stable, the remaining portion of fiscal 1999 should continue to reflect improvements in operating results.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1999 AND 1998

Net sales for the nine months ended March 31, 1999, increased 32.8% to $33,539,800 compared to $25,260,500 for the same period last year. Approximately 76% of the increase is attributed to the operations acquired as part of the Company's recent merger with the remaining 24% attributed to increased sales volumes pertaining to the Company's pre-merger operations. During the current period the Company reported improved volumes in its material handling, medical waste and custom product lines. Management attributes these positive trends to its various marketing strategies enacted during the year bolstered by a stable domestic economy.

Cost of goods sold decreased 4.3% to 74.4% of net sales for the nine months ended March 31, 1999, compared to 78.7% for the same period last year. The decrease is attributed not only to improved sales volumes during the current period, but also the benefits realized from the consolidation of two of the Company's facilities during the later part of fiscal 1998. These consolidations have been very effective in maximizing plant utilization, reducing overall fixed overhead cost and thus improving gross margins at the remaining sites. During the last quarter, the Company completed its third plant consolidation. Although the Company incurred additional costs and experienced some inefficiencies during the latest consolidation, management is confident it will emerge financially stronger in the ensuing months.

Selling, general and administrative expenses were $6,317,400 or 18.8% of net sales for the nine months ended March 31, 1999, compared to $4,656,300 or 18.4% for the same period last year. Selling, general and administrative expenses have increased primarily due to the additional operations acquired in connection with last year's merger. Since the merger, management has focused heavily on realigning and streamlining its sales and administrative functions to keep these costs in line with future sales volume projections. Through the third quarter of fiscal 1999, these additional costs have been substantially mitigated through the two previous plant consolidations and will continue to improve in the fourth quarter with the completion of the Company's latest plant consolidation.

The Company incurred a total of $394,400 in costs during the current year in connection with the consolidation of its Miami., Florida facility. Again, this latest consolidation marks management's continued efforts to maximize plant utilization and boost operating results at its remaining ten manufacturing facilities. As such, the full benefit obtainable from this plant closure will begin to be realized during the Company's fourth quarter.

Total interest expense increased $228,700 to $750,800 for the nine months ended March 31, 1999, compared to $522,100 for the same period last year. The increase is attributed to the increase in the Company's debt structure due to last year's merger which amounted to approximately $3.8 million. However, the additional costs incurred have been partially mitigated due to a drop in the bank's prime rate during the last six months.

Income taxes were $563,700 for the nine months ended March 31, 1999, compared to $46,100 for the same period last year. The increase is attributed to a 305% increase in income coupled with an increase in the Company's effective tax rate since the merger. Deferred taxes represent the largest component of the Company's tax provision amounting to $475,200 for the nine months ended March 31, 1999. This amount relates primarily to the utilization of the Company's federal and state net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased 157% to $654,100 for the nine months ended March 31, 1999, compared to $254,300 for the same period last year. Earnings per share increased 100% to $.04 per common share for the current period compared to $.02 per common share for the same period last year. Management attributed the improvement to the increased sales volumes and the cost reductions obtained from prior plant consolidations. Management was pleased with these improved results in spite of incurring $394,400 in costs associated with its latest plant consolidation.

FINANCIAL CONDITION

Working capital decreased approximately $2 million to $8 million at March 31, 1999, compared to $10 million at June 30, 1998. The decrease is attributed to an increase in the current portion of long-term debt in relation to the Rotocast merger debt as well as normal fluctuations in accounts payable. However, cash provided by operations increased 293% to $2,907,100 for the nine months ended March 31, 1999, compared to $738,100 for the same period last year. The increase is directly attributed to the approximately 305% increase in income before income taxes between the two periods. As such, cashflows continue to be healthy.

The Company expended a total of $1,645,300 for property, plant and equipment during the nine months ended March 31, 1999, which was slightly ahead of prior years expended costs for the same period. The Company currently anticipates spending an additional $350,000 on capital expenditures during the remaining portion of fiscal 1999.

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

Net borrowings under the line of credit decreased $1.1 million to $2.8 million between June 30, 1998 and March 31, 1999. The decrease relates to the advances in long-term debt previously mentioned above, of which a portion went to repay short-term borrowings under the line of credit. At March 31, 1999, the Company had approximately $2.2 million available for future borrowings under the revolving line of credit. The remaining $2 million open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable.

On December 8, 1998, the Board of Directors declared at its Annual Meeting of Stockholders its fourth annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share was paid on January 29, 1999 to stockholder's of record on January 19, 1999. The Board of Directors is confident with the Company's continued success and believes our loyal shareholders should continue to receive a return on their investments for their continued support.

During fiscal 1999, the Company initiated a common stock buyback program. As of March 31, 1999, the Company has acquired and subsequently retired 540,300 shares at a total cost of $500,800. This program is still currently active.

Cash flows from operations in conjunction with the Company's revolving line of credit are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

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

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that the majority of its operating divisions are 2000 compliant. The remaining sites, including the Company's Corporate division, have resolved to make the necessary hardware and software enhancements to become compliant by the end of fiscal 1999 (June 30, 1999). The Company does not believe it will encounter any problems associated with the year 2000 issue between now and such time that it completes the necessary upgrades to its computer systems. The costs associated with becoming compliant will not have a material effect to the Company's financial position.

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

                 None.

         (b)     REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                            Rotonics Manufacturing Inc.
                                            Registrant

Date: April 21, 1999                        /s/ SHERMAN MCKINNISS
                                            -----------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer