Form 10-K405
period 1999-06-30
ROTONICS MANUFACTURING INC/DE
filed 1999-09-28
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999

Commission file number 1-9429

                           ROTONICS MANUFACTURING INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                36-2467474
        --------------------------------              -----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         17022 South Figueroa Street
                Gardena, California                        90248
        --------------------------------               ---------------
         (Address of principal offices)                 (Zip Code)

Registrant's telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock ($.01 stated value)            American Stock Exchange
        ----------------------------------          ------------------------
                  Titles of each class                Name of each Exchange
                                                       on which registered

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 17, 1999, was $6,134,200 (1).

The number of shares of common stock outstanding at September 17, 1999 was 15,085,811.

(1) Excludes 8,951,569 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 17, 1999. Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                      -------------------------------------
Document                                                              Form 10-K
--------                                                                 Part
                                                                      ----------
Definitive Proxy Statement to be used in connection with
the Annual Meeting of Stockholders to be held on December 3, 1999       III

                                TABLE OF CONTENTS

PART I                                                                Page
------                                                                ----
Item 1   Business                                                       4
Item 2   Properties                                                     6
Item 3   Legal Proceedings                                              7
Item 4   Submission of Matters to a Vote of Security Holders            7


PART II
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


PART III
--------
Item 10  Directors and Executive Officers of the Registrant             15
Item 11  Executive Compensation                                         15
Item 12  Security Ownership of Certain Beneficial Owners
                  and Management                                        15
Item 13  Certain Relationships and Related Transactions                 15


PART IV
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

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. Three of these operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-D, and RMI-F, respectively. Rotonics was a privately held California Corporation which was 52% owned by Mr. Sherman McKinniss. Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991.

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

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility. In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to two tenants on a month-to-month term basis at $6,000 per month.

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

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana. These operations currently conduct business as divisions of the Company using the trade names Nutron/AMP, Rotocast of Tennessee, Rotocast of Texas and RMI-Nevada. Prior to the merger the operations in Bossier City, Louisiana were substantially discontinued. Rotocast was a privately held Florida corporation owned by GSC Industries, Inc. ("GSC"). The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements. Effective April 1998, and pursuant to the Merger Agreement, Mr. Robert Grossman, a shareholder of GSC and former President of Rotocast, was named to the Company's Board of Directors.

In conjunction with the Rotocast merger the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations. The consolidation of these facilities has enhanced the operations of the Company's remaining facilities, reduced its overall manufacturing overhead costs, and has allowed the Company to take greater advantage of its marketing and distribution channels since the completion of the Rotocast merger. The consolidation of the facilities was completed in fiscal 1999. Also in fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities. The Company will continue to work on streamlining the operations effected by these consolidations in the ensuing year.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility.

DESCRIPTION OF BUSINESS

The Company currently has ten manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America. These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, point of purchase display, medical waste, refuse, retail, recreation, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the roto-molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company's manufacturing operations as part of the Rotocast merger. Utilizing this process the Company markets a variety of parts for commercial, promotional and residential uses under the trade names Nutron and AMP. Roto-molding is a process for molding plastic resin by rotating a mold in a heated environment while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold. The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold. The roto-molding process has been used for many years and continues to be recognized as a growth industry in recent years as a result of numerous ongoing business consolidations and the development of new resins. These new resins allow roto-molded items to compete with more traditional materials such as carbon and stainless steel, especially in the fabrication of large, lightweight, one-piece molded items such as storage tanks. Roto-molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process. The Company's products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, point-of-purchase displays, agricultural/livestock products, kayaks, outdoor lamp posts, furniture, planters, and other molded items.

The Company purchases resin from eight major suppliers in the U.S. and Canada. As the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not generally been subject to volatile fluctuations which are often experienced by the petroleum industry. The Company also incorporates the use of post-consumer plastic products blended with virgin materials in the manufacturing of products that call for their use.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications. The patents expire through the year 2010. Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company's products is governed by geography and region since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs. There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States. However, each of these businesses still competes in a geographic region which is determined by customer demand within that region, a constraint inherent to the industry. Due to its nationwide presence, the Company has substantially alleviated this constraint. The Company's sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix. Peak season is usually experienced in the period from April through June. Historically the quarter from January through March is the slowest production period of the year. The Company's backlog was $4,017,800 and $4,252,800 as of June 30, 1999 and 1998, respectively. All of the backlog orders as of June 30, 1999 are expected to be filled during fiscal 2000.

The Company's products are marketed through the in-house sales and engineering staff, various distributors and outside commission-based sales representatives. The Company continues to build a strong, broad and diverse customer base which covers a multitude of industries. As such, since fiscal 1991, no sales to any one single customer represented a material part of the Company's business.

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

EMPLOYEES

As of June 30, 1999, the Company employed a total of 550 individuals. The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

ITEM 2. PROPERTIES

The Company's corporate office occupies a separate building comprising approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

                                    Building      Total Facility         Annual
Property                             Square           Square              Base              Expiration
Location                             Footage         Footage              Rent               Date   (2)
--------                             -------         -------              ----               ----   ---
Gardena, California (1)                42,800           183,300          $ 259,300         October 2001

Caldwell, Idaho                        21,250            71,200          $  73,900         September 2000

Bartow, Florida                        38,200           174,600          $ 121,600         September 2004

Miami, Florida (3)                     50,000            86,000          $ 150,400         March 2013

Gainesville, Texas (4)                      -           108,900          $   1,000         April 2001

Brownwood, Texas                       42,800           136,120          $  67,800         March 2013

Las Vegas, Nevada                      30,000            90,000          $ 124,100         March 2013

Knoxville, Tennessee                   44,000           174,240          $ 137,500         March 2013

(1)  The Company has an option to purchase these facilities.

(2)  Does not give effect to any renewal options.

(3) The Company is currently listing the Rotocast-Miami building (20,000 sq ft) for lease.

(4)  Represents a 2.5 acre ground lease adjacent to Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas. In September 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois for the Company's Illinois manufacturing operations. The Texas and Illinois facilities are currently encumbered by a combined $1.9 million mortgage. In February 1997 the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado for the Company's Colorado manufacturing operations. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and its operations incorporated into the Illinois facility. The Wisconsin facility is currently leased to two unrelated lessees for $6,000 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ($.01 stated value) is traded on the American Stock Exchange ("AMEX") under the symbol "RMI". The number of stockholders of record of the Company's Common Stock was approximately 4,000 at September 17, 1999.



                           PRICE RANGE OF COMMON STOCK

The following table sets forth the quarterly price ranges of the Company's Common Stock in Fiscal 1999 and 1998, as reported on the composite transactions reporting system for AMEX listed stocks.

FISCAL PERIOD                                                 HIGH           LOW
-------------                                                 ----           ---
Fiscal 1998
             First Quarter Ended September 30, 1997         $ 1-5/16        $1-3/8
             Second Quarter Ended December 31, 1997            1-3/4         1-3/8
             Third Quarter Ended March 31, 1998               1-9/16         1-1/4
             Fourth Quarter Ended June 30, 1998                1-3/8         15/16

Fiscal 1999
             First Quarter Ended September 30, 1998         $ 1-3/16       $ 11/16
             Second Quarter Ended December 31, 1998           1-1/16          9/16
             Third Quarter Ended March 31, 1999               1-3/16           3/4
             Fourth Quarter Ended June 30, 1999                1-1/8           7/8


In fiscal years 1996-1999, the Company paid a regular cash dividend of $.04 per share on its Common Stock. Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company's future financial ability to declare and pay such dividends. Additionally, certain lending agreements restrict the Company from declaring or paying dividends on its Common Stock. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.") According to the lending agreement with its bank, the Company may not declare or pay any dividend or distribution on any stock or redeem, retire, repurchase or otherwise acquire any of such shares unless the Company can obtain prior bank authorization and appropriate waivers.


      ITEM 6.  SELECTED FINANCIAL DATA

                                                                                Year ended June 30,
                                                -----------------------------------------------------------------------------------
                                                     1999            1998(B)           1997             1996           1995(C)
                                                -----------------------------------------------------------------------------------
      INCOME STATEMENT DATA
      Net sales                                   $  45,499,700    $  38,058,900   $  39,385,100      $  35,703,600    $  35,887,600

      Cost of goods sold                             33,335,300       29,268,400      29,292,100         26,443,700       26,298,900

      Gross margin                                   12,164,400        8,790,500      10,093,000          9,259,900        9,588,700

      Selling, general and
         administrative expenses (D)                  8,841,600        7,327,300       6,239,600          6,313,100        5,767,900

      Interest expense                                  987,700          793,700         556,500            696,500          766,500

      Net income (E)                              $   1,326,000    $     417,200   $   1,441,800       $  1,472,700    $   3,287,600

      Basic/diluted income
         per common share                         $        0.09    $        0.03   $        0.10       $    0.10       $        0.24

      Average common shares
         outstanding (A)                             15,379,400       14,445,200      14,134,600         13,848,500       12,595,200

      OTHER FINANCIAL DATA

      Net income as a percent of sales                     2.9%             1.1%            3.7%             4.1%             9.2%


(A) Computed on the basis of the weighted average number of common shares outstanding during each year.

(B) Includes the results of operations of Rotocast since the effective date of merger.

(C) Includes the results of operations of CRM since the effective date of acquisition.

(D) In fiscal 1999 and 1998, includes $394,400 and $280,300 respectively, in plant consolidation expenses.

(E) Fiscal year 1997 includes $1,010,800 in costs relating to a lawsuit settlement

                                                                                        At June 30,
                                            -----------------------------------------------------------------------------------
                                                 1999           1998(B)            1997             1996           1995(C)
                                            -----------------------------------------------------------------------------------
      BALANCE SHEET DATA

      Current assets                          $  15,701,500   $  16,463,600    $  12,814,000    $  13,023,000    $  11,903,200

      Current liabilities                         5,965,900       6,452,800        5,099,700        4,864,500        4,766,000

      Working capital surplus                     9,735,600      10,010,800        7,714,300        8,158,500        7,137,200

      Total assets                               39,300,300      40,563,800       30,634,400       29,055,700       30,359,400

      Long-term debt                              9,470,600      10,976,500        6,486,100        5,864,100        7,707,700

      Total liabilities                          17,866,000      19,155,900       11,589,800       10,732,600       12,477,700

      Preferred stock                                     -               -                -                -        3,000,000


      Current ratio                                2.6 to 1        2.6 to 1         2.5 to 1         2.7 to 1         2.5 to 1

      Net book value per
        common share (A)                              $1.42           $1.35            $1.35            $1.29   $  1.15


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

OPERATIONS

Net sales increased 19.6% to $45,499,700 in fiscal 1999 compared to $38,058,900 in fiscal 1998. Approximately 81% of the increase is attributable to the product lines acquired with the Rotocast merger with the remaining 19% attributed to increased sales volumes pertaining to the Company's pre-merger operations. Following last year's transition through the merger and consolidation process of several of its facilities, the Company has emerged with a heightened sense of direction and a strong operating base. Market conditions continue to be favorable in spite of recent inflationary concerns. The Company noted the largest gains in its custom molded (10%), material handling (64%), and marine (24%), products compared to last year. Management is also very enthused with the product lines acquired with the merger (buoys, kayaks, lamp posts, and planters) as it continues to find new avenues to distribute and market these products. The Company has also launched two new product lines in fiscal 1999. The first through an acquisition of a line of residential planters marketed under the trade name Terrabella. The second is a new line of linen and laundry carts. Both lines are great additions to RMI's family of products and will enhance regional sales as we strive to exceed our growth projections.

Net sales were $38,058,900 in fiscal 1998 which fell 3.4% below fiscal 1997 net sales of $39,385,100. Fiscal 1998 was a transitional year for the Company as it endured difficult market conditions while continuing its internal efforts to increase manufacturing capabilities, promote efficient operations and restructure and build its marketing functions. Following fiscal 1997's stellar increase in custom molded sales, the Company reported a 17.6% drop in this category. As such, during fiscal 1998 this reduction accounted for the majority of the loss in sales volumes in the current period. The Company's markets have been unpredictable over the last few years and have caused the Company to readily adapt itself to always take the utmost advantage of the current economic and market conditions in which we operate. During the fourth quarter of fiscal 1998, the Company began to see improvements in the marketplace. This coupled with the Rotocast merger resulted in improved sales volumes in the fourth quarter of fiscal 1998. Sales volumes increased approximately 26.5% to $12,798,400 for the three months ended June 30, 1998 compared to the same period last year. Sales from the recently merged Rotocast divisions accounted for 9% of the Company's net sales in fiscal 1998.

Cost of goods sold was $33,335,300 or 73.3% of net sales in fiscal 1999 compared to $29,268,400 or 76.9% and $29,292,100 or 74.4% of net sales in fiscal 1998 and
1997, respectively. The Company is beginning to realize the positive impact the recent plant consolidations have had on reducing overall fixed overhead costs and thus improving gross margins. Gross margins also benefited from fairly stable resin prices during most of the year and a favorable product mix with the incorporation of acquired Rotocast product lines for the first complete year. Although resin prices were favorable in most of fiscal 1999, the roto-molding industry has experienced extreme volatility in plastic resin prices over the last five years. The cost of plastic resin represents a significant portion of the Company's manufacturing costs and has continually challenged the Company to effectively mitigate these price increases. Again in the latter portion of fiscal 1999, the Company experienced significant increases in plastic resin costs. Over the years, the Company has been relatively successful in mitigating these resin price increases by initiating customer price increases and various raw material purchasing strategies. Management will continue to institute the same practices in fiscal 2000 to combat the most recent material price hikes. A similar situation occurred between fiscal 1997 and 1998. However, due to adverse market conditions which resulted in a notable decline in custom product sales in fiscal 1998, the Company was not able to maintain consistent operating results and realized a 2.5% decrease in its gross margin. Management is optimistic about its ability to mitigate these most recent resin price increases. However, it would like to issue a word of caution that if market conditions change and/or resin prices continue to rise, it could hamper the Company's goal to maintain consistent future operating results.

Selling, general and administrative expenses were $8,447,200 or 18.6% of net sales in fiscal 1999 compared to $7,047,000 or 18.5% of net sales in fiscal 1998. As a percentage of sales, selling, general and administrative costs remained relatively consistent. However, total costs increased primarily due to the additional operations acquired in connection with last year's merger. With the consolidation of several plants since the merger, management anticipates reducing overall selling, general, and administrative costs in the ensuing year. In addition, management's efforts to realign and streamline its sales and administrative functions continue to benefit the Company as it strives to keep these costs in line with future sales projections.

Selling, general and administrative expenses were $7,047,000 or 18.5% of net sales in fiscal 1998 compared to $6,239,600 or 15.8% of net sales in fiscal 1997. The increase relative to net sales is attributed to the decrease in sales volumes during the first three quarters of fiscal 1998 plus the additional expenses related to the Rotocast operations (approximately $1.2 million) which were incurred in the fourth quarter of fiscal 1998. Since the Rotocast merger, management has focused its efforts on restructuring sales and administrative functions at these facilities. These efforts coupled with the plant consolidations mentioned above should result in necessary cost reductions to bring SG&A costs in synch with future sales volumes and management's objectives.

The Company incurred $394,400 and $280,300 in fiscal years 1999 and 1998, respectively, in costs related to the consolidation of three of its plants. The Company began and substantially completed the consolidation of its Arleta, California and Warrminster, Pennsylvania plants in the fourth quarter of fiscal 1998 and then completed the process during the first quarter of fiscal 1999. Shortly after the completion of these consolidations, it launched the consolidation of the Miami, Florida Rotocast operation. This consolidation was completed during the third quarter of fiscal 1999.

These consolidations have had a definite impact on the current, as well as future, operating results of the Company. Although the Company had to incur the initial costs associated with the consolidation process, the future benefits obtainable are unsurpassed. The Company has improved manufacturing utilization at its remaining sites and reduced manufacturing overhead. These are long-term benefits the Company should realize without compromising the manufacturing, marketing, or distribution of its products.

Income from operations was $3,322,800 or 7.3% of net sales in fiscal 1999 compared to $1,463,200 or 3.8% and $3,853,400 or 9.8% of net sales in fiscal 1998 and 1997, respectively. Current year operating profits rebounded from last year's levels due to the increase in sales volumes and the cost savings and efficiencies obtained from the plant consolidations. Again, this is a marked improvement over last year's results. Overall market conditions have been favorable and the Company continues to see the positive impact on sales volumes due to its enhanced marketing and selling efforts. Management will continue to redefine its sales and marketing techniques and considers this process one of their top priorities in efforts to meet future growth projections.

Interest expense increased $194,000 to $987,700 in fiscal 1999 compared to $793,700 in fiscal 1998. The increase is primarily attributed to the initial increase in the Company's debt structure of approximately $3.8 million resulting from last year's merger. However, the additional interest costs incurred have been partially mitigated due to subsequent repayments of debt and a drop in the bank's prime rate during fiscal 1999. Beginning in the second quarter of fiscal 2000, management anticipates a slight increase in interest costs once the Rotocast merger note is repaid using the Company's line of credit.

Interest expense increased $237,200 to $793,700 in fiscal 1998, compared to $556,500 in fiscal 1997. The increase is primarily attributed to an increase in the Company's debt structure when compared to the same period last year. The increase in the Company's debt structure is attributed to the Colorado facility purchase and its subsequent improvements in the later part of fiscal 1997 and during fiscal 1998 (approximately $1.4 million), $1.6 million in capital expenditures at the other Company facilities in fiscal 1998, and the additional debt issued in connection with the Rotocast merger as well as the debt assumed in the transaction which together amounted to approximately $3.8 million. In addition, the Company incurred an increase in short-term borrowings due to a decrease in cash flows from operations.

Net income increased 218% to $1,326,000 in fiscal 1999 compared with $417,200 in fiscal 1998. Earnings per share also increased 200% to $0.09 per common share in fiscal 1999 compared to $0.03 per common share in fiscal 1998. Management attributed the improvement to the increase in sales volumes, the Company's enhanced marketing efforts and cost reductions obtained from prior plant consolidations. Management is very pleased with these results reflecting the first full year's operations since the Rotocast merger. Now that the plant consolidations are primarily behind us, management anticipates continued improvements in operational results as we move forward.

Net income was $417,200 or $.03 per common share in fiscal 1998 compared to $1,441,800 or $.10 per common share in fiscal 1997. The decrease is directly related to the reduction in sales volume levels which impeded the preservation of the Company's gross margin goals coupled with the increases in SG&A and interest expenses outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $300,000 to $9.7 million at June 30, 1999 compared to $10 million at June 30, 1998. The decrease is attributed to fluctuations in accounts receivable, inventories, accounts payable, and deferred taxes consistent with the Company's current operations. However, cash provided by operations increased 138% to $4,615,700 for fiscal 1999 compared with $1,937,300 for the same period last year. The increase is related to the current year's 218% increase in net income coupled with increases in non-cash amounts for depreciation, amortization, and deferred income taxes.

The Company expended a total of $2,141,400 for property, plant, and equipment during fiscal 1999 compared to $2,103,100 in fiscal 1998. The expenditures were fairly consistent and reflected the Company's continued commitment to provide the necessary equipment and upgrades to effectively dominate in the industry.

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

In June 1999, the Company modified it credit agreement with the bank to extend the maturity date on its working line of credit to October 1, 2001. In addition, the bank issued a term loan commitment in the mount of $1.2 million to finance future machinery and equipment acquisitions. Advances under the note will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate until July 1, 2000 at which time it will convert to a sixty-month fully amortizable note.

Net borrowings under the line of credit decreased $1.6 million to $2.3 million between June 30, 1998 and June 30, 1999. The decrease is attributed to the advances in long-term debt previously mentioned above, of which a portion went to repay short-term borrowings under the line of credit. The Company has further reduced the outstanding balance owed under the line of credit with excess current operating cash flows. At June 30, 1999, the Company had approximately $2.7 million available for future borrowings under the revolving line of credit. The remaining $2 million open on the line is reserved for the letter of credit which was issued to secure the GSC note payable. This amount will be advanced upon repayment of the GSC note on or around September 25, 1999.

On December 8, 1998, the Board of Directors declared at its Annual Meeting of Stockholders its fourth annual cash dividend on the Company's common stock. A regular dividend of $.04 per common share was paid on January 29, 1999 to stockholder's of record on January 19, 1999. The Board of Directors is confident about the Company's continued success and believes our loyal shareholders should continue to receive a return on their investments for their continued support. In fiscal 1999, the Company continued its common stock buyback program. During the fiscal year, the Company acquired 734,000 shares of common stock at a cost of $688,900. During the last 3 years, the Company has repurchased a total of 1,166,200 shares of its common stock. Management expects to acquire an additional 290,000-300,000 shares under the current program during fiscal 2000.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial statements.

YEAR 2000

Management has been fully apprised of the issues surrounding the year 2000 dilemma. In assessing the potential impact this issue had on the Company, management reviewed both its manufacturing and accounting systems to ascertain critical applications which would be affected. Due to the nature of the Company's manufacturing process and the equipment utilized, it was determined that even equipment which was operated by or incorporated computerized controls or programs were not dependent on calendar functions to operate and thus would not be impacted by the year 2000 problem.

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions, including its corporate headquarters, were fully Y2K compliant as of June 30, 1999. The Company does not believe it will encounter any additional problems associated with the year 2000 issue between now and the millennium. The costs associated with becoming compliant did not have a material effect on the Company's financial position.

To complete the Company's assessment of the year 2000 problem, the Company has contacted its major suppliers in an effort to ascertain their readiness and ability to function beyond this critical date and what impact, if any, it will have on the Company's ability to continue normal operations. Based on their responses, we feel confident that most of them are in compliance or will be prior to December 31, 1999, and as such, should not impact our ability to manufacture and supply products to our customers.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank. Primary exposures include movements in U.S. Treasury rates and LIBOR rates which in turn effect the bank's prime and LIBOR option rates.

The Company had approximately $9.5 million of variable rate debt as of June 30, 1999. In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, the Company entered into an interest rate swap effective July 15, 1998. The swap has a notional amount of $7.5 million at July 15, 1999, which reduces to $5.0 million at July 15, 2000 and remains at this amount until its expiration on July 15, 2003. The swap fixes the bank's LIBOR option rate at 6.2%, plus 200 basis points, over the term of the contract. If average interest rates increased by 1% during fiscal 2000 as compared to fiscal 1999, the Company would not expect a significant increase in projected fiscal 2000 interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company's Annual Meeting of the Stockholders to be held on December 3, 1999 ("the Proxy Statement")

EXECUTIVE OFFICERS

As of September 17, 1999, the executive officers of the Company were as follows:



NAME                     AGE      POSITION
----                     ---      --------
Sherman McKinniss        63       President, Chief Executive Officer, Chairman of the Board

Robert E. Gawlik         51       Executive Vice-President, Chief Operating Officer

E. Paul Tonkovich        61       Secretary, Director

Douglas W. Russell       38       Chief Financial Officer, Assistant Secretary/Treasurer



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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                                                                                   Page
                  (1)      Financial Statements:

                           Report of Independent Public Accountants                  F-1
                           Balance Sheet, June 30, 1999 and 1998                     F-2
                           Statement of Income,
                             Years Ended June 30, 1999, 1998 and 1997                F-3
                           Statement of Changes in Stockholders' Equity,
                             Years Ended June 30, 1999, 1998, and 1997               F-4
                           Statement of Cash Flows,
                             Years Ended June 30, 1999, 1998, and 1997               F-5
                           Notes to Financial Statements                             F-6

                  (2)      Financial Statement Schedules:

                           VIII     Valuation and Qualifying Accounts,
                                      Years Ended June 30, 1999, 1998, and 1997      F-18

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (b) Reports on Form 8-K - None.


         (c) The following exhibits are filed as part of this report:




Exhibit
Number        Exhibit Title
------        -------------
10.1   Credit Agreement between registrant and Wells Fargo Bank dated June 23,
       1999.

23(a)  Consent of Independent Public Accountants - Arthur Andersen LLP



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROTONICS MANUFACTURING INC.


                                                        By /s/ SHERMAN MCKINNISS
                                                 -------------------------------
                                                               Sherman McKinniss
                                              President, Chief Executive Officer

                                                                 Date 09/28/1999


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

                                                                 Date 09/28/1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                        Date
---------                          -----                        ----


/s/  E. PAUL TONKOVICH           Secretary, Director          09/28/1999
-------------------------
E. Paul Tonkovich


/s/  DAVID C. POLITE             Director                     09/28/1999
-------------------------
David C. Polite


/s/  LARRY DEDONATO              Director                     09/28/1999
-------------------------
Larry DeDonato


/s/  JAMES E. EVANS              Director                     09/28/1999
-------------------------
James E. Evans


/s/  LARRY L. SNYDER             Director                     09/28/1999
-------------------------
Larry L. Snyder


/s/  ROBERT GROSSMAN             Director                     09/28/1999
-------------------------
Robert Grossman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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




                                               ARTHUR ANDERSEN LLP
Orange County, California
August 25, 1999

                           ROTONICS MANUFACTURING INC.
                                  BALANCE SHEET



                                                                                                       JUNE 30,
                                                                                    -------------------------------------------
                                                                                    ----------------           ----------------
                                                                                         1999                       1998
                                                                                    ----------------           ----------------
                                     ASSETS
Current assets:
   Cash                                                                              $      3,300         $     30,700
   Accounts receivable, net of allowance for doubtful accounts
    of $321,400 and $148,000, respectively (Notes 8 and 9)                              6,570,200            6,973,800
   Current portion of notes receivable (Note 3)                                            51,700               62,600
   Inventories (Notes 4 , 8 and 9)                                                      6,973,700            7,081,900
   Deferred income taxes, net (Note 14)                                                 1,885,900            2,106,400
   Prepaid expenses and other current assets                                              216,700              208,200
                                                                                     ------------         ------------

     Total current assets                                                              15,701,500           16,463,600

Notes receivable, less current portion (Note 3)                                           502,800              455,000
Investment in partnership (Note 5)                                                        124,200              133,200
Property, plant and equipment, net (Notes 6, 8 and 9)                                  18,093,800           18,250,000
Intangible assets, net (Note 7)                                                         4,800,800            5,131,800
Other assets                                                                               77,200              130,200
                                                                                     ------------         ------------

                                                                                     $ 39,300,300         $ 40,563,800
                                                                                     ------------         ------------
                                                                                      ------------         ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt (Note 9)                                         $  2,067,000         $  1,784,000
  Accounts payable                                                                      2,818,800            3,719,600
  Accrued liabilities (Note 11)                                                         1,037,100              949,200
  Income taxes payable (Note 14)                                                           43,000                    -
                                                                                     ------------         ------------
       Total current liabilities                                                        5,965,900            6,452,800

Bank line of credit (Note 8)                                                            2,287,400            3,926,200
Long-term debt, less current portion (Note 9)                                           5,183,200            5,050,300
Long-term debt, due related parties (Note 10)                                           2,000,000            2,000,000
Deferred income taxes, net (Note 14)                                                    2,429,500            1,726,600
                                                                                     ------------         ------------

       Total liabilities                                                               17,866,000           19,155,900
                                                                                     ------------         ------------

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, stated value $.01: authorized 20,000,000 shares;
  issued and outstanding 15,072,320 and 15,806,361 shares, respectively,
  net of treasury shares (Note 13)                                                     26,232,500           26,921,400
Accumulated deficit                                                                    (4,798,200)          (5,513,500)
                                                                                     ------------         ------------

       Total stockholders' equity                                                      21,434,300           21,407,900
                                                                                     ------------         ------------

                                                                                     $ 39,300,300         $ 40,563,800
                                                                                     ------------         ------------
                                                                                     ------------         ------------

     The accompanying notes are an integral part of these financial statements.
                                     F-2

                                            ROTONICS MANUFACTURING INC.
                                                STATEMENT OF INCOME


                                                                     FOR THE YEAR ENDED JUNE 30,
                                                      ------------------------------------------------------
                                                        1999                  1998                   1997
                                                      ------------         ------------         ------------

Net sales                                             $ 45,499,700         $ 38,058,900         $ 39,385,100
                                                      ------------         ------------         ------------

Costs and expenses:
  Cost of goods sold                                    33,335,300           29,268,400           29,292,100
  Selling, general and administrative expenses           8,447,200            7,047,000            6,239,600
  Plant consolidation expenses (Note 2)                    394,400              280,300                    -
                                                      ------------         ------------         ------------

     Total costs and expenses                           42,176,900           36,595,700           35,531,700
                                                      ------------         ------------         ------------

Income from operations                                   3,322,800            1,463,200            3,853,400
                                                      ------------         ------------         ------------

Other (expense)/income:
  Interest expense                                        (987,700)            (793,700)            (556,500)
  Lawsuit settlement (Note 15)                                   -                    -           (1,010,800)
  Other income, net                                        138,400               96,200               98,500
                                                      ------------         ------------         ------------
     Total other expense                                  (849,300)            (697,500)          (1,468,800)
                                                      ------------         ------------         ------------

Income before income taxes                               2,473,500              765,700            2,384,600

Income tax provision (Note 14)                          (1,147,500)            (348,500)            (942,800)
                                                      ------------         ------------         ------------

Net income                                            $  1,326,000         $    417,200         $  1,441,800
                                                      ------------         ------------         ------------
                                                      ------------         ------------         ------------

Basic/diluted income per common share (Note 1)        $        .09         $        .03         $        .10
                                                      ------------         ------------         ------------
                                                      ------------         ------------         ------------

      The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 COMMON STOCK
                                         ----------------------------------        ACCUMULATED
                                            SHARES             AMOUNT                 DEFICIT                    TOTAL
                                         ----------------  -----------------   -------------------        ---------------
Balances, June 30, 1996                        14,158,517       $ 24,577,400         $ (6,254,300)        $ 18,323,100

Stock issued in connection with
  exercise of outstanding options                   7,500               6,100                    -                6,100
Repurchase of common stock                       (100,022)           (161,000)                   -             (161,000)
Common stock dividends                                  -                   -             (565,400)            (565,400)

Net income                                              -                   -            1,441,800            1,441,800
                                             ------------        ------------         ------------         ------------

Balances, June 30, 1997                        14,065,995          24,422,500           (5,377,900)          19,044,600

Stock issued in connection with
  Rotocast International, Inc. merger           2,072,539           3,000,000                    -            3,000,000
Repurchase of common stock                       (332,173)           (501,100)                   -             (501,100)
Common stock dividends                                  -                   -             (552,800)            (552,800)

Net income                                              -                   -              417,200              417,200
                                             ------------        ------------         ------------         ------------

Balances, June 30, 1998                        15,806,361          26,921,400           (5,513,500)          21,407,900

Repurchase of common stock                       (734,041)           (688,900)                   -             (688,900)
Common stock dividends                                  -                   -             (610,700)            (610,700)

Net income                                              -                   -            1,326,000            1,326,000
                                             ------------        ------------         ------------         ------------

Balances, June 30, 1999                        15,072,320        $ 26,232,500         $ (4,798,200)        $ 21,434,300
                                             ------------        ------------         ------------         ------------
                                             ------------        ------------         ------------         ------------



    The accompanying notes are an integral part of these financial statements.

                                             ROTONICS MANUFACTURING INC.
                                               STATEMENT OF CASH FLOWS



                                                                                               FOR THE YEAR ENDED JUNE 30,
                                                                                  -------------------------------------------------
                                                                                        1999             1998             1997
                                                                                  ---------------  ---------------  ---------------

Cash flows from operating activities:
  Net income                                                                     $  1,326,000       $    417,200       $  1,441,800
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                 2,635,300          2,034,800          1,617,000
      (Gain)/loss on sales of equipment                                                (1,500)            67,500             21,800
      Deferred income tax expense                                                     923,400            323,000            786,200
      Provision for doubtful accounts                                                 179,300             39,300             63,900
      Changes in assets and liabilities, net of effect from purchase of business:
           Decrease/(increase) in accounts receivable                                 160,400           (324,900)           392,400
           Decrease/(increase) in inventories                                         108,200           (267,000)          (663,300)
           (Increase)/decrease in prepaid expenses and other current assets            (8,500)           177,200            (23,600)
           Decrease/(increase) in other assets                                         42,100            (72,400)            23,200
           (Decrease)/increase in accounts payable                                   (879,900)          (177,100)           243,700
           Increase/(decrease) in accrued liabilities                                  87,900           (280,300)          (124,200)
           Increase in income taxes payable                                            43,000                  -                  -
                                                                                 ------------       ------------       ------------

Net cash provided by operating activities                                           4,615,700          1,937,300          3,778,900
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
  Acquisition of Rotocast, net of cash obtained                                             -            (74,100)                 -
  Repayments/(advances) on notes receivable                                            27,000            (11,600)            (1,200)
  Capital expenditures                                                             (2,141,400)        (2,103,100)        (3,797,800)
  Proceeds from sales of equipment                                                      5,700             93,500              3,200
  Distribution from investment in partnership                                           9,000              2,300                  -
                                                                                 ------------       ------------       ------------

Net cash used in investing activities                                              (2,099,700)        (2,093,000)        (3,795,800)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
  Borrowings under line of credit                                                  11,670,500         11,638,800          9,700,000
  Repayments under line of credit                                                 (13,309,300)       (10,086,000)        (9,310,100)
  Proceeds from issuance of long-term debt                                          3,505,900            950,000          1,526,400
  Repayments of long-term debt                                                     (3,090,000)        (1,285,500)        (1,189,700)
  Payment of common stock dividends                                                  (631,600)          (541,900)          (554,300)
  Proceeds from exercise of stock options and warrants                                      -                  -              6,100
  Repurchases of common stock                                                        (688,900)          (501,100)          (161,000)
                                                                                 ------------       ------------       ------------

Net cash (used in)/provided by financing activities                                (2,543,400)           174,300             17,400
                                                                                 ------------       ------------       ------------

Net (decrease)/increase in cash                                                       (27,400)            18,600                500
Cash at beginning of year                                                              30,700             12,100             11,600
                                                                                 ------------       ------------       ------------

Cash at end of year                                                              $      3,300       $     30,700       $     12,100
                                                                                 ------------       ------------       ------------
                                                                                 ------------       ------------       ------------




      The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND OPERATIONS

Rotonics Manufacturing Inc. (the "Company"), a Delaware corporation manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, healthcare, retail, and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets. No single customer accounted for more than 10% of the Company's net sales in fiscal 1999, 1998, or 1997. In fiscal 1999, the Company purchased in aggregate approximately 90% of its plastic resin from three vendors. Plastic resin represents a significant portion of the Company's manufacturing costs. As such, economic factors that affect the Company's plastic resin vendors will have a potential impact on the Company's future operations.

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

EARNINGS PER SHARE

Earnings per share are calculated under guidelines of SFAS No. 128 "Earnings per Share" which was adopted by the Company as of December 31, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except the calculation now uses the average share price for the reporting period to compute dilution from potential dilutive securities under the treasury stock method. Potential dilutive securities for the Company include outstanding stock options.

The table below details the components of the basic and diluted earnings per share ("EPS") calculations:

                                         Income          Shares       EPS Amount
                                        -------------   ---------   ------------
JUNE 30, 1999
   Basic EPS
     Net Income                          $1,326,000      15,379,400      $0.09

   Effect of dilutive stock options           -               4,700        -
                                         ----------      ----------      -----

   Diluted EPS                           $1,326,000      15,384,100      $0.09
                                         ==========      ==========      =====

JUNE 30, 1998
   Basic EPS
     Net Income                          $  417,200      14,445,200      $0.03

   Effect of dilutive stock options           -               -            -
                                         ----------      ----------      -----

   Diluted EPS                           $  417,200      14,445,200      $0.03
                                         ==========      ==========      =====

JUNE 30, 1997
   Basic EPS
     Net Income                          $1,441,800      14,134,600      $0.10

   Effect of dilutive stock options           -                 600        -
                                         ----------      ----------      -----

   Diluted EPS                           $1,441,800      14,135,200      $0.10
                                         ==========      ==========      =====

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

Effective September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that results from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement did not have a significant impact on the Company's results of operations.

Effective for fiscal year 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces management's approach to defining operating segments. This approach corresponds to the way management organizes units and internally evaluates performance of its operations based on products, services, geography, legal or management structure. Once operating segments are identified, they are then grouped based on similar characteristics to determine reportable segments. Under the provisions of SFAS No. 131 the Company's operations are conducted under one operating segment.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial statements.

NOTE 2 - ACQUISITIONS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998 between the Company and GSC Industries, Inc. ("GSC"), the Company acquired all of GSC's outstanding common stock holdings in Rotocast International, Inc. ("Rotocast") and Rotocast's wholly owned subsidiaries Rotocast Plastic Products, Inc.; Wonder Products, Inc.; Nutron Plastic, Inc.; Rotocast Plastic Products of Texas, Inc.; Rotocast Plastic Products of Nevada, Inc.; Rotocast Plastic Products of Tennessee, Inc.; and Rotocast Management Corporation. In accordance with the merger and reorganization Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen-month promissory note bearing interest at 5.26% per annum. The promissory note is secured by a $2,000,000 irrevocable standby letter of credit issued by Wells Fargo Bank, which can only be called upon if the principal balance of the note is not paid within ten days of maturity. Pursuant to the merger agreement the transaction was effective March 31, 1998.

To provide recourse to the Company, five percent of the common shares issued to GSC will be held in an escrow account to cover any claims by the Company in the event of any breaches of representations, warranties or covenants by GSC as outlined in the agreement. The Company incurred approximately $80,000 of fees and expenses in conjunction with the merger. In addition the Company obtained an appraisal on Rotocast's machinery and equipment which resulted in the write-up of Rotocast's machinery and equipment to $7.2 million and the recognition of goodwill amounting to $357,200. These amounts will be amortized over their estimated useful life of fifteen years. The above transaction was accounted for using the purchase accounting method and the results of the transaction were included in the Company's financial statements effective as of March 31, 1998.

As part of the reorganization of Rotonics and Rotocast, the Company relocated its operations in Warminster, Pennsylvania, Arleta, California, and Miami, Florida into its other operating facilities. The relocation of these plants resulted in non-recurring costs of approximately $394,400 and $280,300 in fiscal years 1999 and 1998, respectively.

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

                                                             Combined
                                                   For the years ended June 30,
                                                   -----------------------------
                                                        1998                1997
                                                     ------------       -----------
Net sales                                            $ 45,746,800       $ 49,152,100

Total costs and expenses                              (45,765,700)       (47,422,300)
                                                     ------------       ------------

Income/(loss) before provision for income taxes           (18,900)         1,729,800

Provision for income taxes                                  -               (691,900)
                                                     ------------       ------------

Net income/(loss)                                    $    (18,900)      $  1,037,900
                                                     =============      =============

Income per common share                              $        .00       $        .06
                                                     ============       ============

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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users. The Company shall pay to this former customer royalties at the initial rate of 10% of the Company's net sales of these products. Half of the royalty payments shall be applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier. Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005. As of June 30, 1999 and 1998, the total balance of this note amounted to $490,700 and $517,600 including accrued interest of $35,700 and $62,600, respectively. The Company intends to hold this note until maturity.

NOTE 4 - INVENTORIES:

Inventories consist of:                            June 30,
                                        ------------------------------
                                            1999              1998
                                        ------------      ------------
Raw materials                           $  2,728,000       $ 4,002,400
Finished goods                             4,245,700         3,079,500
                                          ----------         ---------

                                        $  6,973,700       $ 7,081,900
                                        ============       ===========

NOTE 5 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is accounted for using the equity method. The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2004, with annual principal reductions as provided.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:                                                June 30,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
Land                                                                          $  1,039,500      $  1,039,500
Buildings and building improvements                                              4,291,300         4,021,000
Machinery, equipment, furniture and fixtures                                    23,603,300        21,534,500
Construction in progress                                                           610,600           836,300
                                                                                  --------           -------
                                                                                29,544,700        27,431,300

Less - accumulated depreciation                                                (11,450,900)       (9,181,300)
                                                                              -------------      ------------

                                                                               $18,093,800       $18,250,000
                                                                              ============       ===========

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets consist of:                                                            June 30,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
Patents, net of accumulated amortization of $107,000 and $100,900             $     45,200       $    51,300
Goodwill, net of accumulated amortization
  of $2,701,800 and $2,377,000                                                   4,755,600         5,080,500
                                                                                ----------         ---------

                                                                              $  4,800,800       $ 5,131,800
                                                                              ============       ===========

The carrying values of long-lived assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

NOTE 8 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2001. The line is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at June 30, 1999 was 7.75% per annum. In addition, the loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for up to 90-day periods. At June 30, 1999, total borrowings under the Company's line of credit were $2,287,400 of which $2,250,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 7.0% per annum and maturing on July 15, 1999. Proceeds from the loan were used for working capital purposes. At June 30, 1999, the Company had approximately $2,712,600 available for future borrowings under the revolving line of credit. The remaining $2,000,000 open on the line of credit is reserved for the letter of credit which was issued to secure the GSC note payable. The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions. The Company was in compliance with these covenants for fiscal 1999.

NOTE 9 - LONG-TERM DEBT:

Long-term debt consists of:                                       June 30,
                                                        ----------------------------
                                                           1999              1998
                                                        ----------       -----------
Note payable - Bank       (A)                           $  733,300        $1,533,300
Note payable - Bank       (B)                              191,700           291,700
Note payable - Bank       (C)                              288,100           389,800
Note payable - Bank       (D)                              600,000           800,000
Note payable - Bank       (E)                            1,040,000           700,000
Note payable - Bank       (F)                            2,450,000         2,000,000
Note payable - Bank       (G)                            1,926,700         1,080,600
Other                                                       20,400            38,900
                                                     -------------     -------------
                                                         7,250,200         6,834,300

Less-current portion                                    (2,067,000)      (1,784,000)
                                                     -------------     -------------
                                                        $5,183,200        $5,050,300
                                                     =============     =============

(A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (7.75% at June 30, 1999). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At June 30, 1999, the total outstanding principal balance was under the LIBOR option at 7.0% per annum maturing on July 15, 1999. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (7.75% at June 30, 1999) or LIBOR interest rate option for periods up to six months. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997 the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (7.75% per annum at June 30, 1999) or LIBOR interest rate option for periods up to six months. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

 (D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (7.75% per annum at June 30, 1999) or LIBOR interest rate option for periods up to three months. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (7.75% per annum at June 30, 1999), or LIBOR interest rate option for periods up to three months. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

     At June 30, 1999, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rates until July 1, 2000 at which time amounts borrowed will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90-day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty-month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty-month fully amortizable loan. The note is due in monthly interest only payments at the bank's prime rate (7.75% per annum at June 30, 1999) or LIBOR interest rate option for periods up to three months until August 15, 1998. At such time the note converted to a sixty-month fully amortizable loan due in monthly installments of $50,000. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999. The note is secured by the Company's machinery and equipment and matures on July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (7.75% per annum at June 30, 1999), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At June 30, 1999, the total outstanding principal was under the LIBOR option at 7.0% per annum maturing July 15, 1999.

     Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt ($7.5 million as of July 15, 1999) from a variable floating rate to a fixed interest rate in efforts to protect against future increases in the bank's prime rate. The agreement matures July 15, 2003.


Aggregate annual maturities of long-term debt are summarized as follows:

       Year Ending June 30,
      ----------------------
              2000                                    $2,067,000
              2001                                     1,321,700
              2002                                     1,204,800
              2003                                       920,000
              2004                                       210,000
             Thereafter                                1,526,700
                                                      -----------
                                                      $7,250,200
                                                      -----------
                                                      -----------

NOTE 10 - RELATED PARTY TRANSACTIONS:

Related party debt consists of:                                    June 30,
                                                         ----------------------------
                                                            1999             1998
                                                         ----------       -----------
Note payable - (A)                                       $2,000,000       $2,000,000
                                                         ==========       ==========

(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum and is payable with one interest only payment which was paid on March 25, 1999 and a second principal and interest payment due upon maturity of the note on September 25, 1999. The Company intends to fund payment for this note from the current availability under its revolving line of current.

     The note is secured by a $2,000,000 irrevocable standby letter of credit that may be called upon if the principal balance of the note is not paid within ten days of maturity.

ADDITIONAL RELATED PARTY TRANSACTIONS:

The Company sells plastic resin and molded plastic products to a company in which an officer/director of the Company has a minority interest. Sales to the Company amounted to $461,000, $392,400 and $412,300 in fiscal years 1999, 1998 and 1997, respectively. Amounts due on sales to this company were $89,400 and $171,800 at June 30, 1999 and 1998, respectively, and are included in accounts receivable in the accompanying balance sheet.

In fiscal years 1999, 1998 and 1997, the Company incurred legal fees and costs amounting to $44,500, $83,400 and $103,400, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

The Company leases its facilities in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Bossier City, Louisiana, and Las Vegas, Nevada from GSC Industries, Inc. of which a director of the Company has a 54% ownership interest. The facilities, except Bossier City which was leased on a month-to-month basis through August 1998, are leased on a long-term basis through March 2013 and are subject to annual CPI adjustments. In fiscal 1999 and 1998, the Company paid rent on these facilities amounting to $491,300 and $135,000, respectively.

NOTE 11 - ACCRUED LIABILITIES:


Accrued liabilities consist of:                                         June 30,
                                                              ---------------------------
                                                                 1999              1998
                                                              ----------       ----------
Salaries, wages, commissions and related payables             $  712,800       $  607,900
Other                                                            324,300          341,300
                                                                --------         --------

                                                              $1,037,100       $  949,200
                                                              ==========       ==========

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

STOCK OPTION ACTIVITY

                                               Outstanding       Exercisable      Weighted Average
                                                  Shares            Shares         Price Per Share
                                               -----------       -----------      ----------------
Balance outstanding at June 30, 1996                12,500            12,500               $0.8125
                                                                 ===========
           Exercised                                (7,500)                                $0.8125
           Cancelled                                (5,000)                                $0.8125
                                               -----------

Balance outstanding at June 30, 1997                     -
           Granted                                 115,000                                 $0.8669
                                               -----------

Balance outstanding at June 30, 1999              115,000            100,000               $0.8750
                                               ===========       ===========


In fiscal 1998, there was no activity in the plan. In August and September 1998, the Company issued stock options to key employees to purchase an aggregate of 115,000 shares of common stock at fair market value at the date of grant. At June 30, 1999, the Company had 885,000 shares available for future grants.

In August 1999, a key employee was issued stock options to purchase 40,000 shares of common stock at fair market value at the date of grant.

The Company accounts for stock options under Accounting Principles Board Opinion 25 ("APB25"), "Accounting for Stock Issued to Employees", which is permitted under SFAS No. 123. "Accounting for Stock Based Compensation", issued in 1995. Had compensation cost for the plan been determined instead in accordance with rules set out in SFAS 123, the Company's net income and income per common share data would not be significantly different.

NOTE 13 - COMMON STOCK:

In March 1998, the Company issued 2,072,539 shares of the Company's common stock in connection with the Rotocast merger (see Note 2).

On December 8, 1998, at the Company's Annual Meeting of Stockholders, the Board of Directors declared a common stock dividend of $.04 per common share payable on January 28, 1999 to stockholders of record on January 19, 1999. This marks the fourth consecutive annual payment of dividends on the Company's common stock.

In fiscal year 1999 and 1998, the Company acquired 734,000 and 332,200 shares of its own common stock which it had purchased in connection with the Company's Buy Back Program at a total cost of $688,900 and $501,100, respectively.

Treasury stock is recorded at cost. At June 30, 1999 and 1998, the treasury stock consisted of 13,491 and 1,775 shares of common stock at a cost of $13,800 and $1,500, respectively.

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:


                                         For the years ended June 30,
                               ------------------------------------------------
                                   1999              1998              1997
                               ------------      ------------      ------------
Current:
   Federal                         $(72,900)          $(6,400)         $(63,000)
   State                           (151,200)          (19,100)          (93,600)
                               ------------      ------------      ------------
                                   (224,100)          (25,500)         (156,600)
                               ------------      ------------      ------------
Deferred:
   Federal                         (939,700)         (301,500)         (744,100)
   State                             16,300           (21,500)          (42,100)
                               ------------      ------------      ------------
                                   (923,400)         (323,000)         (786,200)
                               ------------      ------------      ------------

                               $ (1,147,500)       $ (348,500)       $ (942,800)
                               ============      ============      ============

At June 30, 1999, the Company has net operating loss (NOL) carryforwards of approximately $4,900,000 and $7,346,000 for federal and state income tax purposes, respectively. The NOL carryforwards, which are available to offset future taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue code occur, will begin to expire in 2003 and 2000 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:


      Amount of unused operating loss carryforwards     Expiration during year
        Federal                             State            ended June 30,
      ----------                         ----------     ----------------------
      $    -                             $  371,000             2000
           -                                405,000             2001
           -                                207,000             2002
         200,000                            451,000             2003
       3,400,000                            273,000             2004
         600,000                            444,000             2005
         500,000                            155,000             2006
           -                                708,000             2007
           -                                603,000             2008
         200,000                          1,054,000             2009
           -                                395,000             2010
           -                                555,000             2011
           -                                477,000             2012
           -                                406,000             2013
           -                                842,000             2014
      ----------                         ----------

      $4,900,000                         $7,346,000
      ==========                         ==========

At June 30, 1999, the Company had a federal alternative minimum tax credit of approximately $263,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

In conjunction with the adoption of SFAS 109 in fiscal 1994, management determined the future taxable income of the Company will more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of SFAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As of fiscal 1997, management has reduced the initial $2,662,000 valuation allowance to zero. Since this time, the Company's deferred tax provision increased substantially in unison with the depletion of the federal valuation allowance in fiscal 1996. As such, the Company's will continue to report a large deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized. In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carryforwards. The current state valuation allowance represents the estimated amount of NOL's which will expire prior to their utilization. Again, realization of the future tax benefits of the NOL carryforwards is dependent on the Company's ability to generate taxable income within the carryforward period. Management will continue to assess the likelihood of utilizing its federal and state NOL's by taking into consideration historical results and current economic conditions in which the Company operates. Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset. Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision. Management also notes that the deferred tax provision does not result in current outlays of cash flows due to the utilization of its NOL's. These cashflow savings are then available to supplement funding of the Company's expansion projects, pay common stock dividends and reduce outstanding debt.

         The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

                                                 For the year ended June 30,
                                                 ---------------------------
                                                 1999       1998        1997
                                                 ---------------------------

Federal statutory rate                           34.0%      34.0%       34.0%
State income taxes (net of federal benefit)       3.5        1.7         2.6
Goodwill amortization                             4.5       13.6         4.3
Other items, net                                  4.4       (3.8)       (1.4)
                                                 ----       ----        ----

         Effective income tax rate               46.4%      45.5%       39.5%
                                                 ====       ====        ====

Deferred tax assets and liabilities are summarized as follows:

                                                                                  June 30,
                                                                        -----------------------------
                                                                            1999              1998
                                                                        -----------       -----------
Deferred tax assets:
    Federal NOL                                                         $ 1,680,900       $ 2,852,500
    State NOL  (net of federal benefit)                                     412,900           387,600
    Tax credit carryforwards                                                263,400           253,100
    Employment-related reserves                                             144,600            79,200
    Allowance for doubtful accounts                                         126,200            57,700
                                                                        -----------       -----------
                                                                          2,628,000         3,630,100
Deferred tax liabilities:
    Depreciation and amortization                                        (2,928,300)       (3,057,900)
                                                                        -----------       -----------
    Net deferred tax (liability)/assets before valuation allowance         (300,300)          572,200
    Deferred tax assets valuation allowance                                (243,300)         (192,400)
                                                                        -----------       -----------
    Net deferred tax (liability)/asset                                  $  (543,600)      $   379,800
                                                                        ===========       ===========

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013. Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index. Operating lease expense for fiscal 1999, 1998, and 1997 amounted to $991,100, $896,300 and $830,500, respectively.

At June 30, 1999, the future minimum lease commitments, excluding insurance and taxes, are as follows:

      Year Ending June 30,
      --------------------
              2000                                           $   972,700
              2001                                               896,300
              2002                                               673,800
              2003                                               608,200
              2004                                               604,300
             Thereafter                                        4,229,100
                                                             -----------
                                                             $ 7,984,400
                                                             ===========

In October 1998, the Company purchased a line of planters which it markets under the name Terrabella. The Company agreed to pay the seller a total royalty of $175,000 for the use of the Terrabella name which is to be paid in quarterly installments at the rate of 3% of sales generated from the planters or $1,000, whichever is greater. The royalty is due in full by October 15, 2004.

CONTINGENCIES

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

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

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

                                                                      For the years ended June 30,
                                                              -------------------------------------------
                                                                 1999             1998            1997
                                                              -----------      ----------      ----------
Cash paid during the year for:
    Interest                                                  $ 1,002,400      $  749,300      $  555,900
                                                              ===========      ==========      ==========
    Income taxes                                              $   175,400      $  103,800      $  188,500
                                                              ===========      ==========      ==========

Non-cash investing activity:
    Acquisition of Rotocast by issuance of common stock       $    -           $3,000,000      $   -
                                                              ===========      ==========      ==========

Non-cash financing activities:
    Acquisition of Rotocast by issuance of note payable       $    -           $2,000,000      $   -
                                                              ===========      ==========      ==========
    Conversion of Rotocast bank debt to new note payable      $    -           $1,750,000      $   -
                                                              ===========      ==========      ==========
    Common dividends declared but not paid                    $     3,300      $   11,400      $   11,700
                                                              ===========      ==========      ==========

NOTE 17 - UNAUDITED QUARTERLY RESULTS:


                                                                Quarter Ended
                                       --------------------------------------------------------------
                                         September        December          March             June
                                       --------------------------------------------------------------
Fiscal Year 1999:
     Net sales                         $11,873,800      $11,295,500      $10,370,500      $11,959,900
     Gross profit                        3,211,400        2,594,300        2,720,900        3,637,800
     Net income                            362,100           81,100          210,900          671,900

Per share:
     Net income                        $       .02      $       .01      $       .01      $       .05
                                       ==============================================================

Fiscal Year 1998:
     Net sales                         $ 8,597,000      $ 8,563,900      $ 8,099,600      $12,798,400
     Gross profit                        1,803,700        1,873,900        1,700,200        3,412,700
     Net income                             98,300          107,600           48,400          162,900

Per share:
     Net income                        $       .01      $       .01      $    -           $       .01
                                       ==============================================================

                           ROTONICS MANUFACTURING INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1999, 1998 and 1997



          Column A                              Column B              Column C                   Column D             Column E
------------------------------------        ---------------  ---------------------------        ----------        ---------------
                                                                      Additions
                                              Balance at     ---------------------------                            Balance at
                                              beginning          Charged to                                           end of
            Description                       of period      Costs & Expenses      Other        Deductions            period
------------------------------------        ---------------  ----------------   ----------      ----------        ---------------
June 30, 1999:
   Allowance for
     doubtful accounts                      $       148,000  $        179,300   $    -          $   (5,900) (1)   $       321,400
                                            ===============  ================   ==========      ==========        ===============

   Deferred tax asset valuation allowance   $       192,400  $          -       $   50,800 (3)  $     -           $       243,200
                                            ===============  ================   ==========      ==========        ===============

June 30, 1998:
   Allowance for
     doubtful accounts                      $        90,000  $         34,600   $   49,800 (4)  $  (26,400) (1)   $       148,000
                                            ===============  ================   ==========      ==========        ===============

   Deferred tax asset valuation allowance   $         -      $          -       $  192,400 (3)  $     -           $       192,400
                                            ===============  ================   ==========      ==========        ===============

June 30, 1997:
   Allowance for
     doubtful accounts                      $        90,000  $         63,900   $    -          $  (63,900) (1)   $        90,000
                                            ===============  ================   ==========      ==========        ===============

   Deferred tax asset valuation allowance   $        54,500  $          -       $    -          $  (54,500) (2)   $         -
                                            ===============  ================   ==========      ==========        ===============


(1)  Doubtful accounts written off during the year.
(2) Decrease in valuation allowance based on current years' additional utilization or expiration of net operating loss carryforwards.
(3) Represents valuation allowance for potential state NOL's which will expire prior to utilization.
(4)  Represents Rotocast balance at date of merger.