Form 10-Q
period 1999-09-30
ROTONICS MANUFACTURING INC/DE
filed 1999-10-28
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: SEPTEMBER 30, 1999

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

         CLASS                             OUTSTANDING AT SEPTEMBER 30, 1999

         Common Shares                     14,976,915 Shares
         ($.01 stated value)

                                           Total Pages  15

                           ROTONICS MANUFACTURING INC.

                                      INDEX

                                                                    PAGE NUMBER
PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets -
                 September 30, 1999 (Unaudited)
                 and June 30, 1999 (Audited)                             3

          Consolidated Statements of Income and
           Accumulated Deficit -
                 Three Months Ended September 30, 1999
                 and 1998 (Unaudited)                                    4

          Consolidated Statements of Cash Flows -
                 Three Months Ended September 30, 1999
                 and 1998 (Unaudited)                                    5

          Notes to Consolidated Financial Statements                     6


     Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         12


PART II.  OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                              15

                                              PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              ROTONICS MANUFACTURING INC.
                                              CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30,          JUNE 30,
                                                                                                  1999               1999
                                                                                              (Unaudited)          (Audited)
                                     ASSETS

Current assets:

   Cash                                                                                      $      3,200          $      3,300
   Accounts receivable, net of allowance for doubtful accounts
    of $352,900 and $321,400, respectively (Notes 5 and 6)                                      6,355,400             6,570,200
   Notes receivable                                                                                42,200                51,700
   Inventories (Notes 2, 5 and 6)                                                               7,435,700             6,973,700
   Deferred income taxes, net (Note 11)                                                         1,684,500             1,885,900
   Prepaid expenses and other current assets                                                      409,100               216,700
                                                                                               -----------          ------------

               Total current assets                                                             15,930,100            15,701,500

Notes receivable, less current portion                                                             498,900               502,800
Investment in partnership                                                                          122,700               124,200
Property, plant and equipment, net (Notes 3, 5 and 6)                                           17,876,300            18,093,800
Intangible assets, net (Note 4)                                                                  4,718,200             4,800,800
Other assets                                                                                        65,600                77,200
                                                                                               -----------          ------------

                                                                                               $39,211,800           $39,300,300
                                                                                               ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current portion of long-term debt (Note 6)                                                $  1,864,000          $  2,067,000
    Accounts payable                                                                             3,099,700             2,818,800
    Accrued liabilities (Note 8)                                                                 1,102,100             1,037,100
    Income taxes payable (Note 11)                                                                   8,300                43,000
                                                                                              ------------          ------------

               Total current liabilities                                                         6,074,100             5,965,900

Bank line of credit (Note 5)                                                                     3,571,100             2,287,400
Long-term debt, less current portion (Note 6)                                                    4,850,800             5,183,200
Long-term debt due related parties (Note 7)                                                           -                2,000,000
Deferred income taxes, net (Note 11)                                                            2,684,200              2,429,500
                                                                                              -----------           ------------

               Total liabilities                                                                17,180,200            17,866,000
                                                                                              ------------          ------------

Stockholders' equity:

   Common stock, stated value $.01: authorized 20,000,000 shares;
    issued and outstanding 14,975,933 and 15,072,300 shares, respectively,
    net of treasury shares (Note 10)                                                            26,129,800            26,232,500
   Accumulated deficit                                                                         (4,098,200)           (4,798,200)
                                                                                               -----------           -----------

               Total stockholders' equity                                                       22,031,600            21,434,300
                                                                                              ------------          ------------

                                                                                               $39,211,800           $39,300,300
                                                                                               ===========           ===========



              The accompanying notes are an integral part of these consolidated financial statements.

                                     ROTONICS MANUFACTURING INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                           (Unaudited)


                                                                                                       Three Months Ended
                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                  1999                  1998
                                                                                              -------------         -------------
Net sales                                                                                      $ 12,070,900           $11,873,800
                                                                                              -------------         -------------
Costs and expenses:
  Cost of goods sold                                                                              8,454,300             8,662,400
  Selling, general and administrative expenses                                                    2,176,000             2,252,500
                                                                                              -------------         -------------
      Total costs and expenses                                                                   10,630,300            10,914,900
                                                                                              -------------         -------------
Income from operations                                                                            1,440,600               958,900
                                                                                              -------------         -------------
Other (expense)/income:
  Interest expense                                                                                 (237,100)             (260,600)
  Other income, net                                                                                  66,900                29,500
                                                                                              -------------         -------------
      Total other expense                                                                          (170,200)             (231,100)
                                                                                              -------------         -------------
Income before income taxes                                                                        1,270,400               727,800

Income tax provision (Note 11)                                                                      (570,400)             (365,700)
                                                                                              --------------         -------------
Net income                                                                                           700,000               362,100

Accumulated deficit, beginning of period                                                          (4,798,200)           (5,513,500)
                                                                                              --------------         -------------
Accumulated deficit, end of period                                                            $   (4,098,200)        $  (5,151,400)
                                                                                              ==============         =============

Income per common share (Note 12):

  Net income:
   Basic                                                                                             $   .05              $    .02
                                                                                                     =======              ========
   Diluted                                                                                           $   .05              $    .02
                                                                                                     =======              ========

Weighted average number of common and common equivalent shares outstanding:
   Basic                                                                                          15,000,489            15,648,464
                                                                                                ============          ============
   Diluted                                                                                        15,026,923            15,649,184
                                                                                                ============          ============



              The accompanying notes are an integral part of these consolidated financial statements.

                                     ROTONICS MANUFACTURING INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                                                       Three Months Ended
                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                  1999                  1998
                                                                                              -------------         -------------
Cash flows from operating activities:
   Net income                                                                                 $     700,000         $     362,100
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                                 669,300               665,700
      Gain on sales of equipment                                                                    (26,300)                 -
      Deferred income tax provision                                                                 456,100               301,600
      Provision for doubtful accounts                                                                31,400                33,100
      Changes in assets and liabilities:
       Decrease in accounts receivable                                                              183,400                67,800
       (Increase)/decrease in inventories                                                          (462,000)               92,300
       (Increase)/decrease in prepaid expenses and other current assets                            (192,400)               30,000
       Decrease in other assets                                                                      11,600                 4,900
       Increase/(decrease) in accounts payable                                                      280,900               (63,800)
       Increase in accrued liabilities                                                               65,000               107,900
       Decrease in income taxes payable                                                             (34,700)                 -
                                                                                               ------------         -------------
Net cash provided by operating activities                                                         1,682,300             1,601,600
                                                                                              -------------         -------------
Cash flows from investing activities:
   Repayments on notes receivable                                                                    13,400                16,300
   Capital expenditures                                                                            (369,200)             (668,500)
   Distribution from investment in partnership                                                        1,500                  -
   Proceeds from sales of equipment                                                                  26,300                  -
                                                                                              -------------         -------------
Net cash used in investing activities                                                              (328,000)             (652,200)
                                                                                              -------------         -------------
Cash flows from financing activities:
   Borrowings under line of credit                                                                3,666,500             2,890,100
   Repayments under line of credit                                                               (2,382,800)           (5,060,700)
   Proceeds from issuance of long-term debt                                                            -                3,004,500
   Repayment of long-term debt                                                                   (2,535,400)           (1,500,500)
   Payment of common stock dividends                                                                   -                   (4,700)
   Repurchases of common stock                                                                     (102,700)             (252,800)
                                                                                              -------------         -------------
Net cash used in financing activities                                                            (1,354,400)             (924,100)
                                                                                              -------------         -------------
Net (decrease)/increase in cash                                                                        (100)               25,300

Cash at beginning of period                                                                           3,300                30,700
                                                                                              -------------         -------------
Cash at end of period                                                                         $       3,200         $      56,000
                                                                                              =============         =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                 $     254,400         $     242,200
                                                                                              =============         =============

     Income taxes                                                                             $     149,600         $      33,500
                                                                                              =============         =============


              The accompanying notes are an integral part of these consolidated financial statements.

                           ROTONICS MANUFACTURING INC.
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rotocast Plastic Products of Tennessee, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                           September 30,        June 30,
                                                                               1999               1999
                                                                           -------------      -------------
    Raw materials                                                          $   2,733,900       $  2,728,000
    Finished goods                                                             4,701,800          4,245,700
                                                                           -------------      -------------
                                                                           $   7,435,700       $  6,973,700
                                                                           =============       ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                           September 30,        June 30,
                                                                               1999               1999
                                                                           -------------      -------------
      Land                                                                 $   1,039,500      $   1,039,500
      Buildings and building improvements                                      4,414,500          4,291,300
      Machinery, equipment, furniture and fixtures                            23,877,100         23,603,300
      Construction in progress                                                   582,800            610,600
                                                                           -------------      -------------
                                                                              29,913,900         29,544,700

      Less - accumulated depreciation                                        (12,037,600)       (11,450,900)
                                                                           -------------      -------------
                                                                           $  17,876,300      $  18,093,800
                                                                           =============      =============



NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:                                              September 30,        June 30,
                                                                               1999               1999
                                                                           -------------      -------------
    Patents, net of accumulated amortization of $108,400 and $107,000      $      43,800      $      45,200
    Goodwill, net of accumulated amortization
     of $2,783,000 and $2,701,800                                              4,674,400          4,755,600
                                                                           -------------      -------------
                                                                           $   4,718,200      $   4,800,800
                                                                           =============      =============


NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2001 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 1999 was 8.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 1999, total borrowings under the Company's line of credit was $3,571,100 of which $1,750,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 7.38125% per annum and maturing October 15, 1999. Proceeds from the loan were used for working capital purposes. At September 30, 1999 the Company had approximately $3.4 million available for future borrowings under the revolving line of credit. On September 25, 1999 the Company paid the $2,000,000 note due to GSC, Inc. The note payment was funded by an advance on the Company's line of credit which was reserved for such purpose. The letter of credit issued to secure the GSC note has subsequently expired.


NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                              September 30,         June 30,
                                                                                  1999                1999
                                                                              -------------      -------------
    Note payable - Bank        (A)                                            $     533,300      $     733,300
    Note payable - Bank        (B)                                                  166,700            191,700
    Note payable - Bank        (C)                                                  262,700            288,100
    Note payable - Bank        (D)                                                  550,000            600,000
    Note payable - Bank        (E)                                                  980,000          1,040,000
    Note payable - Bank        (F)                                                2,300,000          2,450,000
    Note payable - Bank        (G)                                                1,906,700          1,926,700
    Other                                                                            15,400             20,400
                                                                              -------------      -------------
                                                                                  6,714,800          7,250,200

    Less current portion                                                         (1,864,000)        (2,067,000)
                                                                              -------------      -------------
                                                                              $   4,850,800      $   5,183,200
                                                                              =============      =============


(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.25% per annum at September 30, 1999). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At September 30, 1999, the total outstanding principal balance was under the LIBOR option at 7.38125% per annum maturing on October 15, 1999. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option for periods up to six months. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option for periods up to six months. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option for periods up to three months. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option for periods up to three months. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

     At September 30, 1999, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 1, 2000 at which time amounts borrowed will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (8.25% per annum at September 30, 1999), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At September 30, 1999, the total outstanding principal was under the LIBOR option at 7.38125% per annum maturing October 15, 1999.

     Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt ($7.5 million as of September 30, 1999) from a variable floating rate to a fixed interest rate in efforts to protect against future increases in the bank's prime rate. The agreement matures July 15, 2003.


NOTE 7 - RELATED PARTY DEBTS:

Related party debt consists of:

                                                                              September 30,         June 30,
                                                                                  1999               1999
                                                                              -------------      -------------
Note payable - (A)                                                            $       -          $   2,000,000
Less current portion                                                                  -                   -
                                                                              -------------      -------------
                                                                              $       -          $   2,000,000
                                                                              =============      =============


(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum . The note was repaid at its maturity, September 25, 1999, and the payment was funded by an advance on the Company's line of credit which was reserved for such purpose. The note was also secured by a $2,000,000 irrevocable standby letter of credit, which has subsequently expired.


NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                              September 30,        June 30,
                                                                                  1999                1999
                                                                              -------------      -------------
   Salaries, wages, commissions and related payables                          $     873,900      $     712,800
   Other                                                                            228,200            324,300
                                                                              -------------      -------------
                                                                              $   1,102,100      $   1,037,100
                                                                              =============      =============


NOTE 9 - STOCK OPTION PLAN:

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

In the first quarter of fiscal 2000, the Company issued to a certain key employee, pursuant to his employment agreement, options to purchase 40,000 shares of the Company's common stock. The options outstanding as of September 30, 1999 are exercisable at prices ranging from $0.8125 - $0.9375 (fair market value at the date of grant). The outstanding options are exercisable as follows:
147,500 shares 100% exercisable, and 7,500 shares exercisable September 2000. At September 30, 1999, the Company had 845,000 shares available for future grants.


STOCK OPTION ACTIVITY:

                                                                              Outstanding             Weighted Average
                                                                                 Shares               price per share
                                                                              -----------             ----------------
Balance outstanding at June 30, 1999                                              115,000             $         0.8668

Granted                                                                            40,000             $         0.9375
                                                                              -----------

Balance outstanding at September 30, 1999                                         155,000             $         0.8851
                                                                              ===========


NOTE 10 - COMMON STOCK:

Treasury stock is recorded at cost. At September 30, 1999, treasury stock consisted of 1,058 shares of common stock at a cost of $900 and at June 30, 1999, treasury stock consisted of 13,491 shares of common stock at a cost of $13,800.

The Company is still actively purchasing additional common shares under its buyback program. During the first quarter of fiscal 2000, the Company had purchased 96,400 shares of common stock at a total cost of $102,700.



NOTE 11 - INCOME TAXES:

The components of the income tax provision were:

                                                                              For the three months ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
      Current:

        Federal                                                               $   29,500      $   21,000
        State                                                                     84,800          43,100
                                                                              ----------      ----------
                                                                                 114,300          64,100
                                                                              ----------      ----------
      Deferred:

        Federal                                                                  463,900         293,700
        State                                                                     (7,800)          7,900
                                                                              ----------      ----------
                                                                                 456,100         301,600
                                                                              ----------      ----------

                                                                              $  570,400      $  365,700
                                                                              ==========      ==========


At September 30, 1999, the Company had net operating loss (NOL) carryforwards of approximately $4,900,000 and $7,346,000 for federal and state income tax purposes, respectively. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 2000 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

                 AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS                      EXPIRATION DURING YEAR
                   FEDERAL                           STATE                               ENDED JUNE 30,
                 -----------                      ------------                      ----------------------
                 $      -                         $    371,000                                   2000
                        -                              405,000                                   2001
                        -                              207,000                                   2002
                     200,000                           451,000                                   2003
                   3,400,000                           273,000                                   2004
                     600,000                           444,000                                   2005
                     500,000                           155,000                                   2006
                        -                              708,000                                   2007
                        -                              603,000                                   2008
                     200,000                         1,054,000                                   2009
                        -                              395,000                                   2010
                        -                              555,000                                   2011
                        -                              477,000                                   2012
                        -                              406,000                                   2013
                        -                              842,000                                   2014
                 -----------                      ------------
                 $ 4,900,000                      $  7,346,000
                 ===========                      ============


At September 30, 1999, the Company had a federal alternative minimum tax credit of approximately $263,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 12 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share ("EPS") calculations:



                                              THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999                                 SEPTEMBER 30, 1998
                                    --------------------------------------            --------------------------------------
                                                                   EPS                                              EPS
                                      INCOME        SHARES        AMOUNT                INCOME        SHARES        AMOUNT
                                    ----------    ----------    ----------            ----------    -----------    ----------
Basic EPS
  Net Income                        $  700,000    15,000,489    $      .05            $  362,100    15,648,464    $      .02

Effect of dilutive stock options          -          26,434            -                     -             720           -
                                    ----------    ----------    -----------           ----------    ----------    ----------
Diluted EPS                         $  700,000    15,026,923    $      .05            $  362,100    15,649,184    $      .02
                                    ----------    ----------    -----------           ----------    ----------    ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales for the three months ended September 30, 1999 increased 1.7% to $12,070,900 compared to $11,873,800 for the same period last year. Although sales volumes only reflected a modest increase over prior year's results, management considers this as a positive reflection of its ability to sustain growth following prior years restructuring and consolidation efforts. As the operating divisions continue to settle into their revamped structures, management is optimistic that its sales and marketing efforts will continue to support future growth for its various product lines.

Cost of goods sold decreased 3% to 70% of net sales for the three months ended September 30, 1999 compared to 73% for the same period last year. The decrease is directly related to prior years restructuring and plant consolidation efforts. These efforts have provided a notable decrease in overall manufacturing overhead and have promoted improved utilization and operating efficiencies at its current manufacturing facilities. Management plans to continue to scrutinize its remaining operations in efforts to further maximize its operating efficiencies. The Company has experienced some increases in raw material costs in recent periods, but plans to closely monitor the effect of these increases to minimize any potential dilution to its gross margins.

Selling, general, and administrative expenses were $2,176,000, or 18% of net sales, for the three months ended September 30, 1999 compared with $2,252,500, or 19% of net sales, for the same period last year. Management again attributes the decrease to prior years restructuring and consolidation efforts. These efforts have allowed the Company to reduce excess costs incurred subsequent to the Rotocast merger and thus bring selling, general, and administrative into correlation with future sales volume projections.

Total interest expense decreased $23,500 to $237,100 for the three months ended September 30, 1999 compared to $260,600 for the same period last year. Since September 30, 1998 the Company has decreased its total debt structure by approximately $1,250,000. Management anticipates that its total debt structure will continue to decrease during fiscal 2000. As such, if interest rates remain stable during fiscal 2000, these factors should continue to have a positive influence on the Company's total interest costs.

Net income increased 93% to $700,000, or $.05 per common share, for the current period compared to $362,100, or $.02 per common share, for the same period last year. Management is very pleased with the first quarter results and believes this to be the Company's strongest first quarter operating results in its recent history. The improved financial results are directly related to the benefits obtained from prior years restructuring and plant consolidations efforts. Management believes these efforts have provided a stronger operating base for the Company and will continue to have a positive influence on future operating results.

FINANCIAL CONDITION

Working capital increased slightly to $9,856,000 at September 30, 1999 compared to $9,735,600 at June 30, 1999. In addition, cash flows from operations also reflected an increase to $1.7 million for the three months ended September 30, 1999 compared to $1.6 million for the same period last year. The increase in cash flows is attributed to the 93% increase in net income for the current period net of increases in prepaid expenses and inventories consistent with current operations. As such, cash flows are strong and continue to be supported by improvements in operating results and the continued utilization of our NOL carryforwards.

The Company expended $369,200 for property, plant, and equipment ("PP&E") during the three months ended September 30, 1999. This was approximately 45% less than what was expended during the same period last year. Over the last several years, management has allocated significant resources to PP&E acquisitions and betterments. Therefore, as we start into fiscal 2000, management believes that these past efforts have laid the foundation for productive and efficient operations at its manufacturing facilities. Bearing this in mind, management anticipates overall PP&E spending for fiscal 2000 to be below prior year levels.

Net borrowings under the line of credit increased approximately $1.3 million to $3.6 million between June 30, 1999 and September 30, 1999. The increase is attributed to the payment of the $2 million GSC note payable in September 1999. At September 30, 1999, the Company had approximately $3.4 million available for future borrowings under the line of credit. Since June 30, 1999, the Company has reduced its overall debt structure by $1.25 million. Management anticipates this trend to continue during fiscal 2000 as long as cash flows remain strong.

The Company is still actively purchasing common stock under its buy back program. During the first quarter of fiscal 2000, the company had purchased an additional 96,400 shares of common stock at a total cost of $102,700.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures, common stock repurchases and repayment of long-term debt for the foreseeable future.

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

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions, including its corporate headquarters, were fully Y2K compliant as of June 30, 1999. The Company does not believe it will encounter any problems associated with the year 2000 issue between now and the millennium. The costs associated with becoming compliant did not have a material effect on the Company's financial position.

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

ITEM 2A. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Information regarding the Company's market risk relating to interest rate volatility was disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1999 and should be read in conjunction with this interim financial information. Since June 30, 1999, there has been no change in the Company's exposure to market risks.

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

                                            Rotonics Manufacturing Inc.
                                            Registrant

Date:  October  28, 1999                        /S/     SHERMAN MCKINNISS
                                            ----------------------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer