Form 10-Q
period 1999-12-31
ROTONICS MANUFACTURING INC/DE
filed 2000-01-25
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended: DECEMBER 31, 1999
                                              -----------------

                         Commission File number: 1-9429
                                                 ------

                           ROTONICS MANUFACTURING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               36-2467474
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           17022 SOUTH FIGUEROA STREET, GARDENA, CALIFORNIA 90248
           ------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                 (310) 538-4932
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
                  ------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No
                                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT DECEMBER 31, 1999
         -----                                 --------------------------------
         Common Shares                         14,979,415 Shares
         ($.01 stated value)

                                               Total Pages      18

                         ROTONICS MANUFACTURING INC.


                                    INDEX



                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                Consolidated Balance Sheets -
                    December 31, 1999 (Unaudited)
                    and June 30, 1999 (Audited)                               3

                Consolidated Statements of Income and
                  Accumulated Deficit -
                    Three Months and Six Months Ended December 31, 1999
                    and 1998 (Unaudited)                                      4

                Consolidated Statements of Cash Flows -
                    Six Months Ended December 31, 1999
                    and 1998 (Unaudited)                                      5

                 Notes to Consolidated Financial Statements                   6


          Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            13


PART II.  OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                                   18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROTONICS MANUFACTURING INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,       JUNE 30,
                                                                                           1999             1999
                                                                                       ------------      ---------
                                                                                       (Unaudited)       (Audited)
                                     ASSETS
                                     ------

Current assets:
    Cash                                                                              $     3,200       $     3,300
    Accounts receivable, net of allowance for doubtful accounts
      of $121,600 and $321,400, respectively (Notes 5 and 6)                            6,042,800         6,570,200
    Notes receivable                                                                       21,600            51,700
    Inventories (Notes 2, 5 and 6)                                                      7,984,200         6,973,700
    Deferred income taxes, net (Note 11)                                                1,387,300         1,885,900
    Prepaid expenses and other current assets                                             315,000           216,700
                                                                                      -----------       -----------

               Total current assets                                                    15,754,100        15,701,500

Notes receivable, less current portion                                                    495,000           502,800
Investment in Partnership                                                                 121,900           124,200
Property, plant and equipment, net (Notes 3, 5 and 6)                                  17,514,300        18,093,800
Intangible assets, net (Note 4)                                                         4,635,600         4,800,800
Other assets                                                                               69,400            77,200
                                                                                      -----------       -----------

                                                                                      $38,590,300       $39,300,300
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current portion of long-term debt (Note 6)                                        $ 2,062,500       $ 2,067,000
    Accounts payable                                                                    2,484,600         2,818,800
    Accrued liabilities (Note 8)                                                        1,052,600         1,037,100
    Income taxes payable (Note 11)                                                           --              43,000
                                                                                      -----------       -----------

               Total current liabilities                                                5,599,700         5,965,900

Bank line of credit (Note 5)                                                            1,826,700         2,287,400
Long-term debt, less current portion (Note 6)                                           6,118,300         5,183,200
Long-term debt due related parties (Note 7)                                                  --           2,000,000
Deferred income taxes, net (Note 11)                                                    2,610,900         2,429,500
                                                                                      -----------       -----------

               Total liabilities                                                       16,155,600        17,866,000
                                                                                      -----------       -----------


Stockholders' equity:
    Common stock, stated value $.01: authorized 20,000,000 shares;
      issued and outstanding 14,978,360 and 15,072,300 shares, respectively,
      net of treasury shares (Note 10)                                                 26,131,700        26,232,500
    Accumulated deficit                                                                (3,697,000)       (4,798,200)
                                                                                      -----------       -----------

               Total stockholders' equity                                              22,434,700        21,434,300
                                                                                      -----------       -----------

                                                                                      $38,590,300       $39,300,300
                                                                                      ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,
                                                    ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
Net sales                                           $ 10,262,600    $ 11,295,500    $ 22,333,500    $ 23,169,300
                                                    ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold                                  7,377,500       8,701,200      15,831,800      17,363,600
   Selling, general
     and administrative expenses                       1,999,000       2,189,700       4,175,000       4,442,200
                                                    ------------    ------------    ------------    ------------
       Total costs and expenses                        9,376,500      10,890,900      20,006,800      21,805,800
                                                    ------------    ------------    ------------    ------------

Income from operations                                   886,100         404,600       2,326,700       1,363,500
                                                    ------------    ------------    ------------    ------------

Other (expense)/income:
   Interest expense                                     (211,000)       (262,800)       (448,100)       (523,400)
   Other income, net                                      26,400          40,700          93,300          70,200
                                                    ------------    ------------    ------------    ------------

      Total other expenses                              (184,600)       (222,100)       (354,800)       (453,200)
                                                    ------------    ------------    ------------    ------------

Income before income taxes                               701,500         182,500       1,971,900         910,300

Income tax provision (Note 11)                          (300,300)       (101,400)       (870,700)       (467,100)
                                                    ------------    ------------    ------------    ------------

Net income                                               401,200          81,100       1,101,200         443,200

Accumulated deficit, beginning of period              (4,098,200)     (5,151,400)     (4,798,200)     (5,513,500)

Common stock dividends                                      --          (610,700)           --          (610,700)
                                                    ------------    ------------    ------------    ------------


Accumulated deficit, end of period                  $ (3,697,000)   $ (5,681,000)   $ (3,697,000)   $ (5,681,000)
                                                    ============    ============    ============    ============

Income per common share (Note 12):

   Net income:
     Basic                                          $        .02    $        .01    $        .07    $        .03
                                                    ============    ============    ============    ============
     Diluted                                        $        .02    $        .01    $        .07    $        .03
                                                    ============    ============    ============    ============

Weighted average number of common and
common equivalent shares outstanding:
      Basic                                           14,977,754      15,535,289      14,989,119      15,535,289
                                                    ============    ============    ============    ============
      Diluted                                         15,022,481      15,536,144      15,033,846      15,536,577
                                                    ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                 --------------------------
                                                                                    1999            1998
                                                                                 -----------    -----------
Cash flows from operating activities:
    Net income                                                                   $ 1,101,200    $   443,200
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                                1,333,600      1,376,700
      Gain on sale of equipment                                                      (23,900)          (500)
      Deferred income tax provision                                                  680,000        376,700
      Provision for doubtful accounts                                                 (2,600)         7,100
      Changes in assets and liabilities:
        Decrease in accounts receivable                                              530,000        682,800
        (Increase)/decrease in inventories                                        (1,010,500)       360,100
        Increase in prepaid expenses and other current assets                        (98,300)       (38,500)
        Decrease in other assets                                                       7,800         22,400
        Decrease in accounts payable                                                (334,200)      (931,600)
        Increase/(decrease) in accrued liabilities                                    15,500        (18,200)
        Decrease in income taxes payable                                             (43,000)          --
                                                                                 -----------    -----------
Net cash provided by operating activities                                          2,155,600      2,280,200
                                                                                 -----------    -----------
Cash flows from investing activities:
    Repayments on notes receivable, net                                               37,900         25,800
    Capital expenditures                                                            (590,100)    (1,278,700)
    Distribution from investment in partnership                                        2,300          4,200
    Proceeds from sale of equipment                                                   25,100            500
                                                                                 -----------    -----------
Net cash used in investing activities                                               (524,800)    (1,248,200)
                                                                                 -----------    -----------
Cash flows from financing activities:
    Borrowings under line of credit                                                6,295,100      5,952,500
    Repayments under line of credit                                               (6,755,800)    (8,021,900)
    Proceeds from issuance of long-term debt                                       2,000,000      3,504,500
    Repayment of long-term debt                                                   (3,069,400)    (2,016,800)
    Payment of common stock dividends                                                   --           (8,700)
    Repurchases of common stock                                                     (102,800)      (456,100)
    Proceeds from issuance of common stock                                             2,000           --
                                                                                 -----------    -----------
Net cash used in financing activities                                             (1,630,900)    (1,046,500)
                                                                                 -----------    -----------
Net decrease in cash                                                                    (100)       (14,500)

Cash at beginning of period                                                            3,300         30,700
                                                                                 -----------    -----------
Cash at end of period                                                            $     3,200    $    16,200
                                                                                 ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $   465,500    $   463,700
                                                                                 ===========    ===========
      Income taxes                                                               $   115,000    $    92,500
                                                                                 ===========    ===========

Supplemental schedule of noncash financing activities:
   Common dividends declared but not paid                                        $      --      $   610,700
                                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 1998, the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a significant impanct on the Company's financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of:


                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      1999            1999
                                                                                  ------------    ------------
    Raw materials                                                                 $  2,384,900    $  2,728,000
    Finished goods                                                                   5,599,300       4,245,700
                                                                                  ------------    ------------

                                                                                  $  7,984,200    $  6,973,700
                                                                                  ============    ============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:


                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      1999            1999
                                                                                  ------------    ------------
      Land                                                                        $  1,039,500    $  1,039,500
      Buildings and building improvements                                            4,410,100       4,291,300
      Machinery, equipment, furniture and fixtures                                  24,084,800      23,603,300
      Construction in progress                                                         598,900         610,600
                                                                                  ------------    ------------
                                                                                    30,133,300      29,544,700

      Less - accumulated depreciation                                              (12,619,000)    (11,450,900)
                                                                                  ------------    ------------

                                                                                  $ 17,514,300    $ 18,093,800
                                                                                  ============    ============


NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:


                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      1999            1999
                                                                                  ------------    ------------
    Patents, net of accumulated amortization of $109,800 and $107,000             $     42,400    $     45,200
    Goodwill, net of accumulated amortization
     of $2,864,200 and $2,701,800                                                    4,593,200       4,755,600
                                                                                  ------------    ------------

                                                                                  $  4,635,600    $  4,800,800
                                                                                  ============    ============


NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2001 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at December 31, 1999 was 8.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 1999, total borrowings under the Company's line of credit was $1,826,700 of which $1,500,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 8.46% per annum and maturing January 18, 2000. Proceeds from the loan were used for working capital purposes. At December 31, 1999, the Company had approximately $2.4 million (net of reserved balances) available for future borrowings under the revolving line of credit.

On September 25, 1999 the Company paid the $2,000,000 note due to GSC, Inc ("GSC"). The note payment was funded by an advance on the Company's line of credit which was reserved for such purpose. As such, the letter of credit issued to secure the GSC note has subsequently expired. In December 1999 the Company was advanced $2 million on a five year term note issued by the bank. Proceeds from the note were used to pay down the outstanding borrowings under the line of credit. The term debt was procured to fund the future purchase of approximately 2.1 million shares of the Company's common stock owned by GSC for $2.8 million. The transaction is again secured by a letter of credit and the bank has reserved $2.8 million under the line of credit to fund the transaction. On January 6, 2000 the shares were acquired and the letter of credit has been cancelled . Subsequent to the stock purchase, the Company had approximately $2.5 million available under its line of credit for future borrowings.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:


                                                          DECEMBER 31,    JUNE 30,
                                                             1999           1999
                                                         ------------   -----------
    Note payable - Bank  (A)                             $   333,300    $   733,300
    Note payable - Bank  (B)                                 141,600        191,700
    Note payable - Bank  (C)                                 237,300        288,100
    Note payable - Bank  (D)                                 500,000        600,000
    Note payable - Bank  (E)                                 920,000      1,040,000
    Note payable - Bank  (F)                               2,150,000      2,450,000
    Note payable - Bank  (G)                               1,886,700      1,926,700
    Note payable - Bank  (H)                               2,000,000           --
    Other                                                     11,900         20,400
                                                         -----------    -----------
                                                           8,180,800      7,250,200

    Less current portion                                  (2,062,500)    (2,067,000)
                                                         -----------    -----------

                                                         $ 6,118,300    $ 5,183,200
                                                         ===========    ===========


(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (8.5% per annum at December 31, 1999). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At December 31, 1999, the total outstanding principal balance was under the LIBOR option at 8.46% per annum maturing on January 18, 2000. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option for periods up to six months. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option for periods up to six months. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option for periods up to three months. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty-month fully amortizable loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option for periods up to three months. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

     At December 31, 1999, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 1, 2000 at which time amounts will convert to a sixty month fully amortizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (8.5% per annum at December 31, 1999), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000.

(H) In December 1999, the Company was advanced $2,000,000 on a five year term note with Wells Fargo Bank. Proceeds from the note were used to pay down borrowings under the Company's line of credit. The note is due in monthly principal installments of approximately $33,300 plus interest at the bank's prime rate (8.5% per annum at December 31, 1999), or LIBOR interest rate option for periods up to three months. At December 31, 1999, the total outstanding principal was under the LIBOR option at 8.46% per annum maturing January 18, 2000. The note is secured by the Company's machinery and equipment and matures January 1, 2005.


Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($7.5 million as of December 31, 1999) from a variable floating rate to a fixed interest rate in efforts to protect against future increases in the bank's prime rate. The agreement matures July 15, 2003.

NOTE 7 - RELATED PARTY DEBTS:

Related party debt consists of:


                                                                            DECEMBER 31,         JUNE 30,
                                                                               1999                1999
                                                                            ----------          ----------
Note payable - (A)                                                          $   --              $2,000,000
Less current portion -                                                          --                    --
                                                                            ----------          ----------

                                                                            $   --              $2,000,000
                                                                            ==========          ==========


(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum. The note was repaid at its maturity, September 25, 1999, and the payment was funded by an advance on the Company's line of credit which was reserved for such purpose. The note was also secured by a $2,000,000 irrevocable standby letter of credit, which has subsequently expired.

NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consist of:


                                                                               DECEMBER 31,         JUNE 30,
                                                                                  1999                1999
                                                                               ----------          ----------
   Salaries, wages, commissions and related payables                           $  825,700          $  712,800
   Other                                                                          226,900             324,300
                                                                               ----------          ----------

                                                                               $1,052,600          $1,037,100
                                                                               ==========          ==========


NOTE 9 - STOCK OPTION PLAN:

The Company has a stock option plan which allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company's common stock. Under the terms and conditions set forth in the plan, the exercise price of the stock options will be at least 85% of the fair market value of the Company's common stock on the grant date.The maximum term for options granted under the plan is five years. The plan expires June 12, 2004.

In the first quarter of fiscal 2000, the Company issued to a certain key employee, pursuant to his employment agreement, options to purchase 40,000 shares of the Company's common stock. The options outstanding at December 31, 1999 are exercisable at prices ranging from $0.8125 - $0.9375 (fair market value at the date of grant). The outstanding options are exercisable as follows: 145,000 shares 100% exercisable, and 7,500 shares exercisable September 2000. At December 31, 1999, the Company had 845,000 shares available for future grants.

STOCK OPTION ACTIVITY:


                                                                                OUTSTANDING          WEIGHTED AVERAGE
                                                                                  SHARES             PRICE PER SHARE
                                                                                -----------          ----------------
Balance outstanding at June 30, 1999                                              115,000                $0.8668

Granted                                                                            40,000                $0.9375
Exercised                                                                          (2,500)               $.08125
                                                                                -----------
Balance outstanding at December 31, 1999                                          152,500                $0.8863
                                                                                ===========


NOTE 10 - COMMON STOCK:

Treasury stock is recorded at cost. At December 31, 1999, treasury stock consisted of 1,055 shares of common stock at a cost of $900 and at June 30, 1999, treasury stock consisted of 13,491 shares of common stock at a cost of $13,800. In fiscal 2000, the Company has purchased and retired 96,500 shares of common stock at a total cost of $102,800 under its buyback program.

Pursuant to a Stock Purchase Agreement dated December 2, 1999 between the Company and GSC Industries, LLC ("GSC"), the Company agreed to repurchase all 2,072,539 shares of common stock held by GSC for $2.8 million. The transaction was consummated on January 6, 2000 and the shares were immediately retired. After retirement of these shares, the Company has approximately 12.9 million shares of common stock outstanding. The repurchase of these shares precluded the payment of an annual cash dividend for fiscal year 2000.

NOTE 11 - INCOME TAXES:

The components of the income tax provision were:


                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                      ---------------------------        ---------------------------
                                                           1999          1998                1999           1998
                                                      ---------------------------        ------------   ------------
Current:
  Federal                                             $     20,500   $      8,700        $     50,000   $     29,700
  State                                                     55,900         17,600             140,700         60,700
                                                      ------------   ------------        ------------   ------------
                                                            76,400         26,300             190,700         90,400
                                                      ------------   ------------        ------------   ------------
Deferred:
  Federal                                                  231,800         77,800             695,700        371,500
  State                                                     (7,900)        (2,700)            (15,700)         5,200
                                                      ------------   ------------        ------------   ------------
                                                           223,900         75,100             680,000        376,700
                                                      ------------   ------------        ------------   ------------

                                                      $    300,300   $    101,400        $    870,700   $    467,100
                                                      ============   ============        ============   ============


At December 31, 1999, the Company had net operating loss ("NOL") carryforwards of approximately $4,900,000 and $7,346,000 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 2000 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:


AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS                                      EXPIRATION DURING YEAR
                   FEDERAL                             STATE                             ENDED JUNE 30,
---------------------------------------------        ---------                     ----------------------
                 $     -                            $  371,000                                   2000
                       -                               405,000                                   2001
                       -                               207,000                                   2002
                    200,000                            451,000                                   2003
                  3,400,000                            273,000                                   2004
                    600,000                            444,000                                   2005
                    500,000                            155,000                                   2006
                       -                               708,000                                   2007
                       -                               603,000                                   2008
                    200,000                          1,054,000                                   2009
                       -                               395,000                                   2010
                       -                               555,000                                   2011
                       -                               477,000                                   2012
                       -                               406,000                                   2013
                       -                               842,000                                   2014
                 ----------                         ----------

                 $4,900,000                         $7,346,000
                 ==========                         ==========


At December 31, 1999, the Company had a federal alternative minimum tax credit of approximately $263,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 12 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share ("EPS") calculations:


                                         THREE MONTHS ENDED                   THREE MONTHS ENDED
                                          DECEMBER 31, 1999                    DECEMBER 31, 1998
                                   -------------------------------     -------------------------------
                                                             EPS                                  EPS
                                     INCOME       SHARES    AMOUNT       INCOME       SHARES     AMOUNT
                                   ----------   ----------   ----      ----------   ----------   ----
Basic EPS
   Net income                      $  401,200   14,977,754   $.02      $   81,100   15,535,289   $.01

Effect of dilutive stock options         --         44,727    --             --            855    --
                                   ----------   ----------   ----      ----------   ----------   ----

Diluted EPS                        $  401,200   15,022,481   $.02      $   81,100   15,536,144   $.01
                                   ==========   ==========   ====      ==========   ==========   ====



                                          SIX MONTHS ENDED                     SIX MONTHS ENDED
                                          DECEMBER 31, 1999                    DECEMBER 31, 1998
                                   -------------------------------     -------------------------------
                                                             EPS                                  EPS
                                     INCOME       SHARES    AMOUNT       INCOME       SHARES     AMOUNT
                                   ----------   ----------   ----      ----------   ----------   ----
Basic EPS
   Net income                      $1,101,200   14,989,119   $.07      $  443,200   15,535,289   $.03

Effect of dilutive stock options         --         44,727    --             --          1,288    --
                                   ----------   ----------   ----      ----------   ----------   ----
Diluted EPS                        $1,101,200   15,033,846   $.07      $  443,200   15,536,577   $.03
                                   ==========   ==========   ====      ==========   ==========   ====


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net sales for the three months ended December 31, 1999 decreased approximately 9% to $10,262,600 compared to $11,295,500 for the same period last year. The decrease is partly attributable to a dip in refuse sales. The refuse bidding process is highly competitive and unpredictable. The other drop in volume was noted in the custom sales category. Custom sales were very strong last year, but recently we have realized an influx of custom molds which should ignite custom product sales volumes in the ensuing months. With this in mind, management is very pleased with its operations since last years plant consolidations and is very optimistic about future growth potential in many of its product lines.

Cost of goods sold decreased an impressive 5.1% to 71.9% of net sales for the three months ended December 31, 1999, compared to 77% for the same period last year. The reduction is a tribute to the Company's prior year restructuring efforts, which have resulted in more efficient operations and strengthened cost containment efforts in spite of volatile resin prices. Management will continue to strive to maximize its operating efficiencies to sustain favorable gross margin results.

Selling, general and administrative expenses were $1,999,000, or 19.5% of net sales, for the three months ended December 31, 1999 compared with $2,189,700, or 19.4% of net sales, for the same period last year. Overall selling, general and administrative costs have decreased by $190,700. Management attributes this reduction primarily to prior years Miami plant consolidation project. These cost savings will continue to benefit future operating results along with management's commitment to keep SG&A costs in synch with future sales volume projections.

Total interest expense decreased $51,800 to $211,000 for the three months ended December 31, 1999 compared to $262,800 for the same period last year. In fiscal 1998, the Company realized an increase in its total debt structure due to the Rotocast merger. However, since that time, the Company's cashflows have continued to be strong and have resulted in overall debt and interest cost reductions as noted above. However, the Company has recently increased its debt by approximately $2.8 million for the repurchase of 2.1 million shares of the Company's common stock. Although, we can expect some future increases in interest costs, management believes the repurchase and retirement of these shares will greatly enhance future shareholder value. The Company has also realized several interest rate hikes during the last six months and as news from the federal government proposes, we can anticipate additional rate hikes. However, management does not foresee significant increases in interest costs due to an existing interest rate swap agreement with the bank which should mitigate some of these potential interest costs.

Income taxes were $300,300 for the three months ended December 31, 1999 compared to $101,400 for the same period last year. The increase is consistent with a 284% increase in income before taxes compared to the same period last year. As usual, a major portion of the Company's tax provision is the deferred tax component, which amounted to $223,900 for the three months ended December 31, 1999. This amount primarily relates to the utilization of the Company's federal and state net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased 395% to $401,200 for the three months ended December 31, 1999, compared to $81,100 for the same period last year. This also results in a 440% increase in earnings per share which was actually $.027 per common share for the current period compared to $.005 per common share for the same period last year. Management believes this is one of the best performing second quarters in the Company's recent history. Management attributed the enhanced earnings to the merger and the subsequent plant consolidations which have improved operating efficiencies, improved gross margins and minimized unnecessary selling, general and administrative expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net sales for the six months ended December 31, 1999 decreased 3.6% to $22,333,500 compared to $23,169,300 for the same period last year. Management is pleased with sales volumes to date as it continues to focus on its marketing strategies following the plant consolidations.. Since these restructuring efforts, management has realized changes in its overall product mix for its proprietary products. Although the major decrease is attributed to refuse product sales, which is a highly competitive and unpredictable market, the Company has seen notable growth in its marine, material handling and specialty product lines. The growth in these product lines have not only regained volume losses in the refuse lines, but they also command improved gross margins. The Company has also realized an influx of custom mold sales during the last quarter which should help fuel custom product sales in the ensuing months. With this in mind, management is very optimistic about the future growth potential in many of its product lines as they continue to enhance and formulate existing and new distribution channels.

Cost of goods sold decreased 4% to 70.9% of net sales for the six months ended December 31, 1999, compared to 74.9% for the same period last year. The decrease is not only attributed to a change in product mix as noted above, but also to the Company's prior year restructuring efforts. Again these restructuring efforts have increased operating efficiencies and plant utilization at its current operating sites. In addition, the Company has benefited from reductions in overall fixed overhead costs and has strengthened its cost containment efforts. The Company continues to see volatility in resin prices, and will continue to effectively mitigate any adverse changes.

Selling, general and administrative expenses were $4,175,000, or 18.7% of net sales for the six month ended December 31, 1999, compared to $4,442,200, or 19.2% for the same period last year. Overall selling, general and administrative costs have decreased by $267,200 between the two periods. Management attributes the decrease to the consolidation of its Miami facility which has helped trim overall SG&A costs to be in line with current sales volume projections. These cost reductions will continue to enhance future operating results.

Total interest expense decreased by $75,300 to $448,100 for the six months ended December 31, 1999, compared to $523,400 for the same period last year. In fiscal 1998, the Company realized an increase in its total debt structure due to the Rotocast merger. However, since this time, the Company's cashflows have continued to be strong and have resulted in overall debt and interest cost reductions as noted above. However, the Company has recently increased its debt by approximately $2.8 million for the repurchase of 2.1 million shares of its common stock. Although we can expect some future increases in interest costs, management believes the repurchasing and retirement of these shares will greatly enhance future shareholder value. The Company has also realized several interest rate hikes during the last six months and as news from the federal government proposes we can anticipate additional rate hikes. However, management does not foresee significant increases in interest costs due to an existing interest rate swap agreement with the bank which should mitigate some of these potential interest costs.

Income taxes were $870,700 for the six months ended December 31, 1999 compared to $467,100 for the same period last year. The increase is consistent with a 117% increase in income before taxes as compared to the same period last year. As usual, a major portion of the Company's tax provision is the deferred tax component which amounted to $680,000 for the six months ended December 31, 1999. This amount primarily relates to the utilization of the Company's Federal and State net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased 148% to $1,101,200 for the six months ended December 31, 1999, compared to $443,200 for the same period last year. This also reflects a 151% increase in earnings per share which was actually $.073 per common share for the current period compared to $.029 per common share for the same period last year. Management is pleased with its current period operating results and is optimistic about the remaining portion of fiscal 2000. Management attributes the enhanced earnings to the merger and subsequent plant consolidations which not only has broadened its product base but has improved operating efficiencies, gross margins and minimized unnecessary selling, general and administrative expenses. The Company looks forward to its prospects in the next millennium.

FINANCIAL CONDITION

Working capital increased $418,800 to $10,154,400 at December 31, 1999 compared to $9,735,600 at June 30, 1999. In addition, cashflows from operations remained strong at $2.2 million for the current period compared to $2.3 million for the same period last year. Cashflows benefited from the 148% increase in net income as well as the continued utilization of the Company's NOL carryforwards.

The Company expended $590,100 for property, plant and equipment ("PP&E") during the six months ended December 31, 1999 compared to $1,278,700 for the same period last year. Over the last several years, management has allocated significant resources to PP&E acquisition and betterments. Therefore, as we continue into fiscal 2000 management believes that these past efforts have laid the foundation for productive and efficient operations at its manufacturing facilities. Although management continues to support allocating the necessary funding to keep its operation in the forefront of its competition, including the recent project to expand its Bartow Florida operations, the Company currently anticipates overall PP&E spending for fiscal 2000 to be below prior years levels.

In December 1999, the Company was advanced $2 million on a five year term note from Wells Fargo Bank. Proceeds from the note, along with an advance under the line of credit, were used to purchase 2.1 million shares of common stock owned by GSC Industries, LLC ("GSC"). The note is due in monthly principal installments of $33,333 plus interest at the bank prime or LIBOR option rates. The note matures on January 1, 2005.

Net Borrowings under the line of credit decreased $460,700 to $1,826,700 between June 30 1999 and December 31, 1999. As noted above, the Company was advanced $2 million dollars on a new term note. These funds were initially used to pay down borrowings under the line of credit which resulted in the net decrease in the line activity as indicated. Then on January 6, 2000 the Company advanced $2.8 million under the line to fund the repurchase of 2.1 million shares of its common stock. Following this transaction the Company's outstanding borrowings under the line of credit was approximately $4.5 million leaving approximately $2.5 million available for future borrowings.

During fiscal 2000 the Company has purchased and retired 96,500 shares of common stock at a total cost of $102,800 under its buyback program. In December 1999, pursuant to a Stock Purchase Agreement between the Company and GSC, the Company agreed to purchase all 2.1 million shares owned by GSC for $2.8 million. Effective January 6, 2000, the shares were acquired and immediately retired. Funding for the transaction consisted of a new $2 million term note from Wells Fargo Bank with the remaining $800,000 being funded from the Company's line of credit. Following retirement of these shares, the Company has approximately 12.9 million shares of common stock outstanding.

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

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions, including its corporate headquarters, were fully Y2K compliant as of June 30, 1999. The Company has not encountered any problems associated with the year 2000 issue since the start of the new millennium. The costs associated with becoming compliant did not have a material effect to the Company's financial position.

To complete the Company's assessment of the year 2000 problem, the Company had contacted its major suppliers in an effort to ascertain their readiness and ability to function beyond this critical date and what impact, if any, it would have on the Company's ability to continue normal operations. Based on their responses, we feel confident that the majority of them were in compliance as of December 31, 1999, and as such, have not impacted our ability to manufacture and supply products to our customers.

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



                                            Rotonics Manufacturing Inc.
                                            Registrant



Date: January 21, 2000                         /S/   SHERMAN MCKINNISS
                                            ---------------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer