Form 10-Q
period 2000-03-31
ROTONICS MANUFACTURING INC/DE
filed 2000-04-18
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: March 31, 2000


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


                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes X    No
                                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      CLASS                                 OUTSTANDING AT MARCH 31, 2000
      -----                                 -----------------------------

      Common Shares                         12,906,703 Shares
      ($.01 stated value)
                                            Total Pages  18

                           ROTONICS MANUFACTURING INC.


                                      INDEX

                                                                              Page Number
                                                                              -----------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheets -
                        March 31, 2000 (Unaudited)
                        and June 30, 1999 (Audited)                                    3

              Consolidated Statements of Income and
                       Accumulated Deficit -
                        Three Months and Nine Months Ended March 31, 2000
                        and 1999 (Unaudited)                                           4

              Consolidated Statements of Cash Flows -
                        Nine Months Ended March 31, 2000
                        and 1999 (Unaudited)                                           5

              Notes to Consolidated Financial Statements                               6


          Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                  13


PART II.  OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                             18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ROTONICS MANUFACTURING INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,           June 30,
                                                                                                  2000                 1999
                                                                                               -----------          ---------
                                                                                               (Unaudited)          (Audited)
                                                               ASSETS
Current assets:
    Cash                                                                                       $     3,200         $     3,300
    Accounts receivable, net of allowance for doubtful accounts
     of $133,900 and $321,400, respectively (Notes 5 and 6)                                      6,446,200           6,570,200
    Notes receivable                                                                                16,000              51,700
    Inventories (Notes 2, 5 and 6)                                                               8,182,700           6,973,700
    Deferred income taxes, net (Note 11)                                                         1,163,800           1,885,900
    Prepaid expenses and other current assets                                                      241,100             216,700
                                                                                               -----------         -----------
               Total current assets                                                             16,053,000          15,701,500

Notes receivable, less current portion                                                             458,200             502,800
Investment in partnership                                                                          120,300             124,200
Property, plant and equipment, net (Notes 3, 5 and 6)                                           17,540,500          18,093,800
Intangible assets, net (Note 4)                                                                  4,553,000           4,800,800
Other assets                                                                                        60,100              77,200
                                                                                               -----------         -----------
                                                                                               $38,785,100         $39,300,300
                                                                                               ===========         ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 6)                                                 $ 1,862,500         $ 2,067,000
    Accounts payable                                                                             3,028,000           2,818,800
    Accrued liabilities (Note 8)                                                                   844,400           1,037,100
    Income taxes payable                                                                              -                 43,000
                                                                                               -----------         -----------
               Total current liabilities                                                         5,734,900           5,965,900

Bank line of credit (Note 5)                                                                     4,829,900           2,287,400
Long-term debt, less current portion (Note 6)                                                    5,719,200           5,183,200
Long-term debt due related parties (Note 7)                                                           -              2,000,000
Deferred income taxes, net (Note 11)                                                             2,537,800           2,429,500
                                                                                               -----------         -----------
               Total liabilities                                                                18,821,800          17,866,000


Stockholders' equity:
    Common stock, stated value $.01: authorized 20,000,000 shares;
      issued and outstanding 12,905,721 and 15,072,300 shares, respectively,
      net of treasury shares (Note 10)                                                          23,331,500          26,232,500
    Accumulated deficit                                                                         (3,368,200)         (4,798,200)
                                                                                               -----------         -----------
               Total stockholders' equity                                                       19,963,300          21,434,300

                                                                                               $38,785,100         $39,300,300
                                                                                               ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                March 31,                                March 31,
                                                      --------------------------------          ------------------------------
                                                          2000                1999                   2000             1999
                                                      ------------        ------------          ------------      ------------
Net sales                                              $11,274,700         $10,370,500           $33,608,200       $33,539,800
                                                       -----------         -----------           -----------       -----------
Costs and expenses:
   Cost of goods sold                                    8,589,800           7,649,600            24,421,600        24,954,600
   Selling, general and
     and administrative expenses                         1,953,300           1,986,400             6,128,300         6,317,400
   Plant consolidation expense                                -                224,600                  -              394,400
                                                       -----------         -----------           -----------       -----------
       Total costs and expenses                         10,543,100           9,860,600            30,549,900        31,666,400
                                                       -----------         -----------           -----------       -----------

Income from operations                                     731,600             509,900             3,058,300         1,873,400
                                                       -----------         -----------           -----------       -----------

Other (expense)/income:
   Interest expense                                       (264,000)           (227,400)             (712,100)         (750,800)
   Other income, net                                        29,300              25,000               122,600            95,200
                                                       -----------         -----------           -----------       -----------

      Total other expenses                                (234,700)           (202,400)             (589,500)         (655,600)
                                                       -----------         -----------           -----------       -----------

Income before income taxes                                 496,900             307,500             2,468,800         1,217,800

Income tax provision (Note 11)                            (168,100)            (96,600)           (1,038,800)         (563,700)
                                                       -----------         -----------           -----------       -----------

Net income                                                 328,800             210,900             1,430,000           654,100

Accumulated deficit, beginning of period                (3,697,000)         (5,681,000)           (4,798,200)       (5,513,500)

Common stock dividends                                        -                   -                     -             (610,700)
                                                       -----------         -----------           -----------       -----------

Accumulated deficit, end of period                     $(3,368,200)        $(5,470,100)          $(3,368,200)      $(5,470,100)
                                                       ===========         ===========           ===========       ===========

Income per common share (Note 12):
   Net income:
     Basic                                                $   .03             $   .01               $   .10            $   .04
                                                          =======             =======               =======            =======
     Diluted                                              $   .03             $   .01               $   .10            $   .04
                                                          =======             =======               =======            =======

Weighted average number of common
and common equivalent shares outstanding:
     Basic                                             13,020,632          15,268,501            14,337,729         15,447,415
                                                       ==========        ============          ============       ============
     Diluted                                           13,070,467          15,273,554            14,387,564         15,449,669
                                                       ==========        ============          ============       ============

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                              -----------------------------
                                                                                  2000             1999
                                                                              ----------        -----------
Cash flows from operating activities:
    Net income                                                                $1,430,000        $  654,100
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                            2,000,200         2,090,000
      Gain on sale of equipment                                                  (23,700)           (1,800)
      Deferred income tax provision                                              830,400           475,200
      Provision for doubtful accounts                                              9,700            34,100
      Changes in assets and liabilities:
        Decrease in accounts receivable                                          114,300           231,200
        (Increase)/decrease in inventories                                    (1,209,000)          113,000
        (Increase)/decrease in prepaid expenses and other current assets         (24,400)           44,000
        Decrease in other assets                                                  17,100            30,000
        Increase/(decrease) in accounts payable                                  212,000          (610,700)
        Decrease in accrued liabilities                                         (192,700)         (152,000)
        Decrease in income taxes payable                                         (43,000)             -
                                                                              ----------       -----------

Net cash provided by operating activities                                      3,120,900         2,907,100
                                                                              ----------       -----------

Cash flows from investing activities:
    Repayments on notes receivable, net                                           80,300            27,800
    Capital expenditures                                                      (1,201,800)       (1,645,300)
    Distribution from investment in partnership                                    3,900             5,900
    Proceeds from sale of equipment                                               26,400             2,600
                                                                              ----------       -----------
Net cash used in investing activities                                         (1,091,200)       (1,609,000)
                                                                              ----------       -----------
Cash flows from financing activities:
    Borrowings under line of credit                                           11,932,000         9,278,500
    Repayments under line of credit                                           (9,389,500)      (10,423,900)
    Proceeds from issuance of long-term debt                                   2,000,000         3,505,900
    Repayment of long-term debt                                               (3,668,500)       (2,553,300)
    Payment of common stock dividends                                             (2,800)         (631,100)
    Repurchases of common stock                                               (2,903,000)         (500,800)
    Proceeds from issuance of common stock                                         2,000              -
                                                                              ----------       -----------

Net cash used in financing activities                                         (2,029,800)       (1,324,700)
                                                                              ----------       -----------
Net decrease in cash                                                                (100)          (26,600)
Cash at beginning of period                                                        3,300            30,700
                                                                              ----------       -----------
Cash at end of period                                                         $    3,200       $     4,100
                                                                              ==========       ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                $  699,000       $   781,400
                                                                              ==========       ===========
      Income taxes                                                            $  374,700       $   106,600
                                                                              ==========       ===========
Noncash financing activities:
    Common dividends declared but not paid                                    $     -          $     3,400
                                                                              ==========       ===========


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

In June 1998, the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal year beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of:

                                                March 31,      June 30,
                                                  2000           1999
                                               -----------   -----------
    Raw materials                              $ 2,427,400   $ 2,728,000
    Finished goods                               5,755,300     4,245,700
                                               -----------   -----------
                                               $ 8,182,700   $ 6,973,700
                                               ===========   ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                March 31,           June 30,
                                                                                  2000                1999
                                                                               -----------        -----------
      Land                                                                     $ 1,039,500        $ 1,039,500
      Buildings and building improvements                                        4,656,900          4,291,300
      Machinery, equipment, furniture and fixtures                              24,193,500         23,603,300
      Construction in progress                                                     589,000            610,600
                                                                               -----------        -----------
                                                                                30,478,900         29,544,700

      Less - accumulated depreciation                                          (12,938,400)       (11,450,900)
                                                                               -----------        -----------

                                                                               $17,540,500        $18,093,800
                                                                               ===========        ===========

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                  March 31,        June 30,
                                                                    2000            1999
                                                                 ----------       ----------
    Patents, net of accumulated amortization of $111,200
     and $107,000                                                $   41,000       $   45,200
    Goodwill, net of accumulated amortization
     of $2,945,500 and $2,701,800                                 4,512,000        4,755,600
                                                                 ----------       ----------
                                                                 $4,553,000       $4,800,800
                                                                 ==========       ==========


NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2001 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at March 31, 2000 was 9.0% per annum. The loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 2000, total borrowings under the Company's line of credit was $4,829,900 of which $4,725,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 8.035% per annum and maturing April 17, 2000. Proceeds from the loan were used for working capital purposes. At March 31, 2000, the Company had approximately $2,170,100 available for future borrowings under the revolving line of credit.

On September 25,1999 the Company paid the $2,000,000 note due to GSC, Inc ("GSC"). The note payment was funded by an advance on the Company's line of credit which was reserved for such a purpose. As such, the letter of credit issued to secure the GSC note has subsequently expired. In December 1999 the Company was advanced $2 million on a five year term note issued by the bank. Proceeds from the note were used to pay down the outstanding borrowings under the line of credit. The term debt was procured to fund the purchase of approximately 2.1 million shares of the Company's common stock owned by GSC for $2.8 million. The transaction was again secured by a letter of credit and the bank had reserved $2.8 million under the line to fund the transaction. On January 6, 2000 the shares were acquired and the letter of credit has been cancelled.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                            March 31,            June 30,
                                                              2000                 1999
                                                           -----------          ----------
    Note payable - Bank        (A)                         $   133,300          $   733,300
    Note payable - Bank        (B)                             116,600              191,700
    Note payable - Bank        (C)                             211,900              288,100
    Note payable - Bank        (D)                             450,000              600,000
    Note payable - Bank        (E)                             860,000            1,040,000
    Note payable - Bank        (F)                           2,000,000            2,450,000
    Note payable - Bank        (G)                           1,866,700            1,926,700
    Note payable - Bank        (H)                           1,933,300                 -
    Other                                                        9,900               20,400
                                                           -----------          -----------
                                                             7,581,700            7,250,200

    Less current portion                                    (1,862,500)          (2,067,000)
                                                           -----------          -----------

                                                           $ 5,719,200          $ 5,183,200
                                                           ===========          ===========

(A) In May 1995, the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note is due in monthly principal installments of $66,700 plus interest at the bank's prime rate (9.0% per annum at March 31, 2000). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. At March 31, 2000, the total outstanding principal balance was under the LIBOR option at 8.035% per annum maturing on April 17, 2000. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option for periods up to six months. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option for periods up to six months. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option for periods up to three months. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate options until November 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option for periods up to three months. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

     At March 31, 2000, the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until July 1, 2000 at which time amounts will convert to a sixty month fully amoritizable loan.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note was due in monthly interest only payments at the bank's prime rate or LIBOR interest rate option for periods up to three months until August 15, 1998. At this time the note converted to a sixty month fully amortizable loan due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (9.0% per annum at March 31, 2000), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.035% per annum maturing April 17, 2000.

(H) In December 1999, the Company was advanced $2,000,000 on a five year term note with Wells Fargo Bank. Proceeds from the note were used to pay down borrowings under the Company's line of credit. The note is due on monthly principal installments of approximately $33,300 plus interest at the bank's prime rate (9.0% per annum at March 31, 2000), or LIBOR interest rate option for periods up to three months. At March 31, 2000, the total outstanding principal was under the LIBOR option at 8.125% per annum maturing April 17, 2000. The note is secured by the Company's machinery and equipment and matures January 1, 2005.

     Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement allows for the Company to fix a portion of its outstanding term and line of credit debt ($7.5 million as of March 31, 2000) from a variable floating rate to a fixed interest rate in efforts to protect against future increases in the bank's prime rate. The agreement matures July 15, 2003.



NOTE 7 - RELATED PARTY DEBTS:

Related party debt consists of:

                                                            March 31,          June 30,
                                                              2000               1999
                                                          ------------       ------------
Note payable - (A)                                        $      -           $  2,000,000
Less current portion                                             -                   -
                                                          ------------       ------------
                                                          $      -           $  2,000,000
                                                          ============       ============

(A) This note was issued to GSC Industries, Inc., which a director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum. The note was repaid at its maturity. September 25, 1999, and the payment was funded by and advance on the Company's line of credit which was reserved for such purpose. The note was also secured by a $2,000,000 irrevocable standby letter of credit, which has subsequently expired.


NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                  March 31,            June 30,
                                                                    2000                 1999
                                                                 -----------          ----------
   Salaries, wages, commissions and related payables             $   586,900          $  712,800
   Other                                                             257,500             324,300
                                                                 -----------          ----------
                                                                 $   844,400          $1,037,100
                                                                 ===========          ==========

NOTE 9 - STOCK OPTION PLAN:

The Company has a stock option plan, which allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company's common stock. Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company's common stock on the grant date. The maximum term for options granted under the plan is five years. The plan expires June 12, 2004.

In the first quarter of fiscal 2000, the Company issued to a certain key employee, pursuant to his employment agreement, options to purchase 40,000 shares of the Company's common stock. The outstanding options at March 31, 2000 are exercisable at prices ranging from $0.8125-$0.9375 (fair market value at date of grant), and are exercisable as follows: 145,000 shares 100% exercisable, and 5000 shares exercisable September 2000. At March 31, 2000 the Company had 847,500 shares available for future grants.

STOCK OPTION ACTIVITY:

                                                           Outstanding        Weighted Average
                                                              Shares           Price Per Share
                                                           -----------        ----------------
Balance outstanding at June 30, 1999                         115,000              $0.8668

Granted                                                       40,000              $0.9375
Exercised                                                     (2,500)             $0.8125
Cancelled                                                     (2,500)             $0.8125
                                                           -----------

Balance outstanding at March 31, 2000                        150,000              $0.8875
                                                           ===========


NOTE 10 - COMMON STOCK:

Treasury stock is recorded at cost. At March 31, 2000, treasury stock consisted of 982 shares of common stock at a cost of $800 and at June 30, 1999, treasury stock consisted of 13,491 shares of common stock at a cost of $13,800. In fiscal 2000, the Company has purchased and retired 2,169,100 shares of common stock at a total cost of $2,903,000. This amount includes 2,072,539 shares of common stock repurchased from GSC Industries LLC ("GSC") for $2.8 million. These shares were acquired pursuant to a Stock Purchase Agreement dated December 2, 1999 between the Company and GSC. The transaction was consummated on January 6, 2000. The purchase of these shares precluded the payment of an annual cash dividend for fiscal year 2000. As of March 31, 2000, the Company has 12.9 million shares of common stock outstanding.


NOTE 11 - INCOME TAXES:

The components of the income tax provision were:

                                                          For the three months ended               For the nine months ended
                                                                  March 31,                                 March 31,
                                                          --------------------------               -------------------------
                                                             2000           1999                      2000            1999
                                                          -----------    -----------               -----------     ---------
      Current:
        Federal                                            $  16,500      $  11,900                 $   66,500      $ 41,600
        State                                                  1,200        (13,800)                   141,900        46,900
                                                           ---------      ---------                 ----------      --------
                                                              17,700         (1,900)                   208,400        88,500
      Deferred:
        Federal                                              158,200        119,400                    853,900       490,900
        State                                                 (7,800)       (20,900)                   (23,500)      (15,700)
                                                           ---------      ---------                 ----------      --------
                                                             150,400         98,500                    830,400       475,200
                                                           ---------      ---------                 ----------      --------

                                                           $ 168,100      $  96,600                 $1,038,800      $563,700
                                                           =========      =========                 ==========      ========

At March 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $5,000,000 and $7,343,000 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2003 and 2000 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS
                                                                                  Expiration during year
                  Federal                             State                             ended June 30,
                  -------                             -----                       ----------------------
                 $     -                            $  371,000                                   2000
                       -                               405,000                                   2001
                       -                               207,000                                   2002
                    300,000                            451,000                                   2003
                  3,400,000                            273,000                                   2004
                    600,000                            444,000                                   2005
                    500,000                            155,000                                   2006
                       -                               708,000                                   2007
                       -                               603,000                                   2008
                    200,000                          1,054,000                                   2009
                       -                               395,000                                   2010
                       -                               555,000                                   2011
                       -                               477,000                                   2012
                       -                               395,000                                   2013
                       -                               850,000                                   2014
                 ----------                         ----------
                 $5,000,000                         $7,343,300
                 ==========                         ==========

At March 31, 2000, the Company had a federal alternative minimum tax credit of approximately $338,600 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.


NOTE 12 -  COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.


The tables below details the components of the basic and diluted earning per share ("EPS") calculations:

                                               Three months ended                                Three months ended
                                                 March 31, 2000                                      March 31, 1999
                                      -------------------------------------             -------------------------------------
                                                                       EPS                                              EPS
                                       Income         Shares         Amount              Income         Shares         Amount
                                      ---------     ----------       ------             ---------     ----------       ------
Basic EPS
   Net income                         $ 328,800     13,020,632       $  .03             $ 210,900     15,268,501       $  .01

Effect of dilutive stock options           -            49,835          -                    -             5,053          -
                                      ---------     ----------       ------             ---------     ----------       ------

Diluted EPS                           $ 328,800     13,070,467       $  .03             $ 210,900      15,273,554      $  .01
                                      =========     ==========       ======             =========      ==========      ======

                                               Nine months ended                                 Nine months ended
                                                 March 31, 2000                                      March 31, 1999
                                      -------------------------------------             -------------------------------------
                                                                       EPS                                              EPS
                                        Income        Shares         Amount              Income         Shares         Amount
                                      ----------    ----------       ------             ---------     ----------       ------
Basic EPS
   Net income                         $1,430,000    14,337,729       $  .10             $ 654,100     15,447,415       $  .04

Effect of dilutive stock options            -           49,835          -                    -             2,254          -
                                      ----------    ----------       ------             ---------     ----------       ------

Diluted EPS                           $1,430,000    14,387,564       $  .10             $ 654,100     15,449,669       $  .04
                                      ==========    ==========       ======             =========     ==========       ======

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales for the three months ended March 31, 2000 increased 8.7% to $11,274,700 compared to $10,370,500 for the same period last year. Market conditions improved throughout the latter portion of the Company's third quarter providing the catalyst for improved volumes in the Company's custom and refuse sales categories. Management is also pleased with marketing strategies for its various niche markets which have resulted in notable volume increase in its marine, material handling and specialty product segments during the current period. Management will continue to focus its attention on improving and expanding its distribution channels and building strong product recognition within their respective industries.

Cost of goods sold increased 2.4% to 76.2% of net sales for the three months ended March 31, 2000 compared to 73.8% for the same period last year. Management believes it continues to benefit from its cost containment efforts subsequent to its prior year plant consolidations. However, these efforts have been currently mitigated due to increases in plastic resin costs. In spite of these increased raw material costs, the Company's gross margin still remains at an acceptable level in relation to targeted operating results. Management will continue to initiate various tactics to minimize current as well as future increases in raw material prices.

Selling, general and administrative expenses were $1,953,300 or 17.3% of net sales for the three months ended March 31, 2000 compared to $1,986,400 or 19.2% for the same period last year. Management continues to meet its objective to keep selling, general and administrative costs in line with current sales volume levels. This is evident during the current quarter which reported a 8.7% increase in sales volumes but held SG&A costs slightly below prior year levels.

The Company incurred $224,600 in costs during the three months ended March 31, 1999 in connection with the consolidation of its Miami, Florida facility. As such, future operations will continue to benefit from the consolidation of this plant through improved plant utilization and the elimination of excess overhead costs.

Total interest expense increased $36,600 to $264,000 for the three months ended March 31, 2000 compared to $227,400 for the same period last year. The increase in interest costs during the current quarter is partially attributed to the $2.8 million in debt incurred for the repurchase of 2.1 million shares of the Company's common stock. Even with the addition of these borrowings, the Company's debt levels are still below total borrowings outstanding a year ago. However, the Company has incurred several interest rate increases relating to current market conditions totaling 1.25% compared to the same period last year. These rate increases have generated some additional interest costs as noted above, but management anticipates to continue to mitigate current and future rate hikes via its interest rate swap agreement with the bank.

Income taxes were $168,100 for the three months ended March 31, 2000 compared to $96,600 for the same period last year. The increase is consistent with the increase in income before taxes compared to the same period last year. As usual, a major portion of the Company's tax provision is the deferred tax component, which amounted to $150,400 for the three months ended March 31, 2000. This amount primarily relates to the utilization of the Company's Federal and State net operating loss carryforwards and this does not diminish current cashflows.

Net income increased 56% to $328,800, or $.03 per common share, for the three months ended March 31, 2000 compared to $210,900, or $.01 per common share, for the same period last year. Management attributes the enhanced earning to improved sales volumes obtained from expanding market share in targeted niche markets and cost reductions and efficiencies obtained from prior years plant consolidation.


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales for the nine months ended March 31, 2000 increased $68,400 to $33,608,200 compared to $33,539,800 for the same period last year. Although relatively consistent with prior year, management is pleased with its marketing strategies that have resulted in notable growth in various niche markets. Most notably are increased volumes for the Company's marine, material handling and specialty product segments. These markets continue to grow as the Company expands distribution channels and market share for its kayaks, light poles, buoys and tool tainers as well as the marketing efforts for its new linen and laundry and lawn and garden lines. Overall sales volumes have been hampered by 5.5% dip in refuse and custom molded products. However, these categories have shown improvement during the last quarter and should continue to regain volume by year end.

Cost of goods sold decreased 1.7% to 72.6 of net sales for the nine months ended March 31, 2000, compared to 74.4% for the same period last year. The decrease is related to the cost containment efforts and efficiencies stemming from prior plant consolidations net of additional costs incurred relating to rising plastic resin prices. The Company has obtained notable benefits from the plant consolidations resulting in improved plant utilization and reductions in overall fixed overhead. However, volatile resin prices continue to hamper the industry and challenge management to preserve targeted gross margins. To date, management has maintained targeted gross margins and will continue to initiate various tactics to minimize any potential dilution to gross margins.

Selling, general and administrative expenses were $6,128,300 or 18.2% of net sales for the nine months ended March 31, 2000, compared to $6,317,400 or 18.8% for the same period last year. Overall SG&A costs have decreased $189,100 in relation to consistent sales volumes between the two periods. This is consistent with management's goal to maintain SG&A levels in line with target sales volumes as well as savings from the elimination of excess overhead associated with last years plant closure.

The Company incurred a total of $394,400 in costs during the prior year in connection with the consolidation of its Miami, Florida facility. Again, future operations will continue to benefit from the consolidation of this plant through improved plant utilization and the elimination of excess overhead costs.

Total interest expense decreased $38,700 to $712,100 for the nine months ended March 31, 2000 compared to $750,800 for the same period last year. The Company's cashflows during fiscal 2000 continue to be strong and until this last quarter have resulted in overall debt and interest cost reductions. During the last quarter the Company's debt structure has increased by approximately $2.4 million primarily due to the debt incurred to repurchase 2.1 million shares of the Company's common stock. Although this has increased the Company's outstanding debt, the total debt load is still below prior year levels. This coupled with increases in the bank's interest rates, 1.25% over the last 12 months, will result in increases in future interest costs. However, management does not anticipate significant overall increases due to an existing interest rate swap agreement with the bank which should mitigate some of these potential costs.

Income taxes were $1,038,800 for the nine months ended March 31, 2000, compared to $563,700 for the same period last year. The increase is consistent with a 103% increase in income before taxes as compared to the same period last year. As usual, a major portion of the Company's tax provision is the deferred tax component which amounted to $830,400 for the nine months ended March 31, 2000. This amount primarily relates to the utilization of the Company's Federal and State net operating loss carryforwards and thus does not diminish current cashflows.

Net income increased 119% to $1,430,000 for the nine months ended March 31, 2000, compared to $654,100 for the same period last year. Management attributes the enhanced operating results to improved gross margins during fiscal 2000 which benefited from improved efficiencies and reduced overhead following last year's plant consolidation. In addition, a 3.0% decrease in comparative SG&A costs and the plant consolidation cost which were isolated to fiscal 1999 have also helped to enhance current year operating results. Hence, if market conditions remain consistent management foresees continued improvement over prior years results during the balance of fiscal 2000.

FINANCIAL CONDITION

Working capital increased $582,500 to $10,318,100 at March 31, 2000 compared to $9,735,600 at June 30, 1999. In addition, cashflows from operations remain strong at $3.1 million for the nine months ended March 31, 2000 compared to $2.9 million for the same period last year. Cashflows benefited from the 119% increase in net income as well as the continued utilization of the Company's NOL carryforwards.

The Company expended a total of $1,201,800 for property, plant and equipment ("PP&E") during the nine months ended March 31, 2000 compared to $1,645,300 for the same period last year. Over the last several years, including fiscal 2000, management has allocated significant resources to PP&E acquisitions and betterments. Management believes that these efforts, which include the recently completed $200,000 building expansion at its Bartow facility, have laid the foundation for productive and efficient operations for years to come. Although management continues to support allocating the necessary funding to keep its operations in the forefront of its competition, management anticipates overall PP&E spending for fiscal 2000 to stay below prior year levels.

In December 1999, the Company was advanced $2 million on a five year term note from Wells Fargo Bank. Proceeds from the note, along with an advance under the line of credit, were used to purchase 2.1 million shares of common stock owned by GSC. The note is due in monthly principal installments of $33,333 plus interest at the bank prime or LIBOR option rates. The note matures on January 1, 2005.

Net borrowings under the line of credit increased $2,542,500 to $4,829,900 between June 30, 1999 and March 31, 2000. As noted above, the Company was advanced $2 million dollars on a new term note. These funds were initially used to pay down borrowings under the line of credit. Then on January 6, 2000, the Company advanced $2.8 million under the line to fund the repurchase of 2.1 million shares of its common stock. At March 31, 2000 the Company had approximately $2,170,000 available for future borrowings under the revolving line of credit.

During Fiscal, 2000 the Company has purchased and retired an additional 96,600 shares of common stock at a total cost of $103,000 under its buyback program. In addition, pursuant to a Stock Purchase Agreement between the Company and GSC, the Company acquired on January 6, 2000 all 2.1 million shares owned by GSC for $2.8 million. Funding for the transaction consisted of a 5 year $2 million term note from Wells Fargo Bank with the remaining $800,000 being funded from the Company's line of credit. At March 31, 2000, the Company had 12.9 million shares of common stock outstanding.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures and repayment of long term debt for the foreseeable future.


Year 2000

Management has been fully apprised of the issues surrounding the year 2000 dilemma. In assessing the potential impact this issue has on the Company, management reviewed both its manufacturing and accounting systems to ascertain critical applications, which would be affected. Due to the nature of the Company's manufacturing process and the equipment utilized, it was determined that even equipment which was operated by or which incorporated computerized controls or programs were not dependent on calendar functions to operate and thus would not be impacted by the year 2000 problem.

As part of the year 2000 issue the Company also assessed compliance of its network computing systems. To date the Company believes that all of its operating divisions, including its corporate headquarters, were fully Y2K compliant as of June 30, 1999. The Company has not encountered any problems associated with the year 2000 issue since the start of the millennium. The costs associated with becoming compliant did not have a material effect to the Company's financial position.

To complete the Company's assessment of the year 2000 problem, the Company had contacted its major suppliers in an effort to ascertain their readiness and ability to function beyond the critical date and what impact, if any, it would have on the Company's ability to continue normal operations. Based on their responses, we feel confident that the majority of them were in compliance as of December 31, 1999, and to date have not impacted our ability to manufacture and supply products to our customers.

ITEM 2a. DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's market risk relating to interest volatility was disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1999 and should be read in conjunction with this interim financial information. Since June 30, 1999, there has been no significant change in the Company's exposure to market risks.

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



                                            Rotonics Manufacturing Inc.
                                            Registrant



Date: April 18, 2000                         /s/   SHERMAN MCKINNISS
                                            ------------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer