Form 10-K405
period 2000-06-30
ROTONICS MANUFACTURING INC/DE
filed 2000-09-19
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

Commission file number 1-9429

                           ROTONICS MANUFACTURING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               36-2467474
         --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 17022 SOUTH FIGUEROA STREET
    GARDENA, CALIFORNIA                                           90248
 ----------------------------                                   ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ /X/ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 1, 2000, was $6,269,600 (1).

The number of shares of common stock outstanding at September 1, 2000 was 12,906,587.

(1) Excludes 7,005,829 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 1, 2000. Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                             FORM 10-K
                                                                        PART
Definitive Proxy Statement to be used in connection
with the Annual Meeting of Stockholders to be held on
December 4, 2000                                                         III

                             TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
------

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

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. Three of these operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-D, and RMI-F, respectively. Rotonics was a privately held California Corporation, which was 52% owned by Mr. Sherman McKinniss. Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991.

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

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility. In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to two tenants on a month-to-month term basis at $4,200 per month.

In February 1997, the Company purchased a 9.73-acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado. The Company has since expended significant resources to refurbish the facility to house its Colorado operations. In addition to the new facility the Company added two state of the art roto-molding machines and a CNC router to increase and enhance existing manufacturing capacity. Also, the facility is located within an enterprise zone, which should provide additional benefits.

Effective April 1, 1998, the Company merged with Rotocast International, Inc. and its wholly owned subsidiaries ("Rotocast"), with the Company being the surviving entity. In accordance with the Merger Agreement, the Company issued 2,072,539 shared of its common stock and a $2,000,000 note payable secured by a stand-by letter of credit in exchange for all the outstanding voting stock of Rotocast. In January 2000, the Company repurchased these shares for $2.8 million. Upon consummation of the repurchase, the shares were retired.

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana. These operations currently conduct business as divisions of the Company using the trade names Nutron, Rotocast of Tennessee, RMI-B and RMI-Nevada. Prior to the merger the operations in Bossier City, Louisiana were substantially discontinued. Rotocast was a privately held Florida corporation owned by GSC Industries, Inc. ("GSC"). The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements. Effective April 1998, and pursuant to the Merger Agreement, Mr. Robert Grossman, a shareholder of GSC and former President of Rotocast, was named to the Company's Board of Directors. Following the January 2000 repurchase of the shares issued to GSC, Mr. Grossman resigned from the Board of Directors.

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

DESCRIPTION OF BUSINESS

The Company currently has ten manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America. These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, point of purchase display, medical waste, refuse, retail, recreation, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the roto-molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company's manufacturing operations as part of the Rotocast merger. Utilizing this process the Company markets a variety of parts for commercial, promotional and residential uses under the trade names Nutron and AMP. Roto-molding is a process for molding plastic resin by rotating a mold in a heated environment while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold. The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold. The roto-molding process has been used for many years and continues to be recognized as a growth industry in recent years as a result of numerous ongoing business consolidations and the development of new resins. These new resins allow roto-molded items to compete with more traditional materials such as carbon and stainless steel, especially in the fabrication of large, lightweight; one-piece molded items such as storage tanks. Roto-molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process. The Company's products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, point-of-purchase displays, agricultural/livestock products, kayaks, outdoor lamp posts, furniture, planters, and other molded items.

The Company purchases resin from four major suppliers in the U.S. and Canada. As the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not generally been subject to volatile fluctuations which are often experienced by the petroleum industry. The Company also incorporates the use of recycled plastic materials blended with virgin materials in the manufacturing of products whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications. The patents expire through the year 2010. Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company's products is governed by geography and region since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs. There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States. However, each of these businesses still compete in a geographic region which is determined by customer demand within that region, a constraint inherent to the industry. Due to its nationwide presence, the Company has substantially alleviated this constraint. The Company's sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix. Peak season is usually experienced in the period from April through June. Historically the quarter from January through March is the slowest production period of the year. The Company's backlog was $3,683,900 and $4,017,800 as of June 30, 2000 and 1999, respectively. All of the backlog orders as of June 30, 2000 are expected to be filled during fiscal 2001.

The Company's products are marketed through the in-house sales and engineering staff, various distributors and outside commission-based sales representatives. The Company continues to build a strong, broad and diverse customer base, which covers a multitude of industries. Since fiscal 1991, no sales to any one single customer represented a material part of the Company's business.

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

EMPLOYEES

As of June 30, 2000, the Company employed a total of 525 individuals. The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

ITEM 2. PROPERTIES

The Company's corporate office occupies a separate building comprising approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:


                        BUILDING     TOTAL FACILITY
                         SQUARE          SQUARE
LOCATION                FOOTAGE          FOOTAGE       RENT        DATE (2)
--------                --------     --------------  --------    ------------
Gardena, California (1)   42,800         183,300     $259,300    October 2001

Caldwell, Idaho (5)       21,250          71,200     $ 73,900    September 2000

Bartow, Florida           46,200         174,600     $123,200    September 2004

Miami, Florida (3)        50,000          86,000     $154,600    March 2013

Gainesville, Texas (4)      -            108,900     $  1,000    April 2001

Brownwood, Texas          42,800         136,120     $ 70,500    March 2013

Las Vegas, Nevada         30,000          90,000     $127,800    March 2013

Knoxville, Tennessee      44,000         174,240     $141,500    March 2013

(1)  The Company has an option to purchase these facilities.
(2)  Does not give effect to any renewal options.
(3)  The Company is currently listing the Rotocast-Miami building
     (20,000 sq. ft.) for lease.
(4)  Represents a 2.5 acre ground lease adjacent to Texas facility.
(5) The Company is currently renewing this lease for an additional five-year term.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas. In September 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois for the Company's Illinois manufacturing operations. The Texas and Illinois facilities are currently encumbered by a combined $1.83 million mortgage. In February 1997 the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado for the Company's Colorado manufacturing operations. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and its operations incorporated into the Illinois facility. The Wisconsin facility is currently leased to two unrelated lessees for $4,200 per month. In January 2000, the Company leased merchandise space in a showroom located in Atlanta, Georgia at an annual lease rate of $30,200.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ($.01 stated value) is traded on the American Stock Exchange ("AMEX") under the symbol "RMI". The number of stockholders of record of the Company's Common Stock was approximately 3,800 at September 1, 2000.

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


First Quarter Ended September 30, 1999           $ 1-5/16            $ 15/16
Second Quarter Ended December 31, 1999            1-11/16              1-1/4
Third Quarter Ended March 31, 2000                1-15/16             1-3/16
Fourth Quarter Ended June 30, 2000                  2-1/2              1-3/8


In fiscal years 1996-1999, the Company paid a regular cash dividend of $.04 per share on its Common Stock. Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company's future financial ability to declare and pay such dividends. Additionally, certain lending agreements restrict the Company from declaring or paying dividends on its Common Stock (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources"). According to the lending agreement with its bank, the Company may not declare or pay any dividend or distribution on any stock or redeem, retire, repurchase or otherwise acquire any of such shares unless the Company can obtain prior bank authorization and appropriate waivers.

      Item 6.  SELECTED FINANCIAL DATA


                                                                     YEAR ENDED JUNE 30,
                                       -----------------------------------------------------------------------------------
                                            2000             1999            1998(B)            1997             1996
                                       -----------------------------------------------------------------------------------
      INCOME STATEMENT DATA
      Net sales                            $45,602,100      $45,499,700      $38,058,900      $39,385,100      $35,703,600


      Cost of goods sold                    33,599,400       33,335,300       29,268,400       29,292,100       26,443,700

      Gross margin                          12,002,700       12,164,400        8,790,500       10,093,000        9,259,900

      Selling, general and
         administrative expenses (C)         8,016,900        8,841,600        7,327,300        6,239,600        6,313,100

      Interest expense                         955,000          987,700          793,700          556,500          696,500

      Net income (D)                       $ 1,953,700      $ 1,326,000      $   417,200      $ 1,441,800      $ 1,472,700

      Basic/diluted income
         per common share                  $      0.14      $      0.09      $      0.03      $      0.10      $      0.10

      Average common shares
         outstanding (A)                    13,981,800       15,379,400       14,445,200       14,134,600       13,848,500

      OTHER FINANCIAL DATA

      Net income as a percent of sales             4.3%             2.9%             1.1%             3.7%             4.1%


     (A) Computed on the basis of the weighted average number of common shares outstanding during each year.

     (B) Includes the results of operations of Rotocast since the effective date of merger.

     (C) In fiscal 1999 and 1998, includes $394,400 and $280,300, respectively, in plant consolidation expenses.

     (D) Fiscal year 1997 includes $1,010,800 in costs relating to a lawsuit settlement.


                                                                   AT JUNE 30,
                                -----------------------------------------------------------------------------------
                                     2000             1999           1998(B)            1997            1996
                                -----------------------------------------------------------------------------------
      BALANCE SHEET DATA

      Current assets               $ 14,866,100    $ 15,701,500     $ 16,463,600     $ 12,814,000     $ 13,023,000

      Current liabilities             5,408,300       5,965,900        6,452,800        5,099,700        4,864,500

      Working capital surplus         9,457,800       9,735,600       10,010,800        7,714,300        8,158,500

      Total assets                   37,065,200      39,300,300       40,563,800       30,634,400       29,055,700

      Long-term debt                  8,569,800       9,470,600       10,976,500        6,486,100        5,864,100

      Total liabilities              16,578,200      17,866,000       19,155,900       11,589,800       10,732,600


      Current ratio                    2.7 to 1        2.6 to 1         2.6 to 1         2.5 to 1         2.7 to 1

      Net book value per
        common share (A)                 $ 1.59          $ 1.42           $ 1.35           $ 1.35           $ 1.29



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

OPERATIONS

Net sales were $45,602,100 in fiscal 2000 which was comparable to net sales of $45,499,700 in fiscal 1999. Although sales volumes were static between fiscal 2000 and 1999 due primarily to lower refuse sales volumes, the Company continues to see growth in its specialty product, marine and material handling product lines. Management believes these product groups have tremendous future growth potential. Management continues to devise strategies to expand its various niche markets including new and enhanced product designs to meet target market requirements. Although current market conditions show continued signs of softening as a result of our government's inflationary tightening tactics, management looks forward to hone its marketing strategies to optimize future results.

Net sales increased 19.6% to $45,499,700 in fiscal 1999 compared to $38,058,900 in fiscal 1998. Approximately 81% of the increase is attributable to the product lines acquired with the Rotocast merger with the remaining 19% attributed to increased sales volumes pertaining the Company's pre-merger operations. Following last year's transition through the merger and consolidation process of several of its facilities, the Company has emerged with a heightened sense of direction and a strong operating base. Market conditions were favorable in spite of recent inflationary concerns. The Company noted the largest gains in its custom molded, material handling and marine products compared to last year. Management is also very enthused with the product lines acquired with the merger (buoys, kayaks, lamp posts, and planters) as it continues to find avenues to distribute and market these products. The Company also launched two new product lines in fiscal 1999. The first is a line of residential planters and the second was a new line of linen and laundry carts. Both lines are great additions to RMI's family of products and continue to enhance regional sales volumes.

Cost of goods sold was $33,599,400 or 73.7% of net sales in fiscal 2000 compared to $33,335,300 or 73.3% and $29,268,400 or 76.9% of net sales in fiscal 1999 and
1998, respectively. Management believes it continues to benefit from its cost containment efforts which have effectively kept manufacturing, wage and various overhead cost in line with operating results. However, these cost savings continue to be mitigated by increasing payroll fringe and utility costs. In addition, escalating resin prices continue to hamper the preservation of target gross margins. Over the last six years the roto-molding industry has experienced extreme volatility in plastic resin costs. The cost of plastic resin represents a significant portion of the Company's manufacturing costs and has continually challenged the Company to effectively mitigate these price increases. Over the years the Company has been relatively successful in mitigating these resin price increases by initiating customer price increases and various raw material purchasing strategies. Management will continue to institute similar practices in fiscal 2001. In the later portion of fiscal 1999 the Company experienced significant increases in plastic resin costs. However with the positive impact that prior plant consolidations had on reducing overall fixed overhead costs in fiscal 1999 and a favorable product mix with the addition of the acquired Rotocast product lines for the first complete year, the Company was able to maintain favorable gross margin levels. In fiscal 1998, the Company realized a noteable decline in custom product sales due to adverse market conditions. As such, the Company was not able to maintain consistent operating results and realized a 2.5% decrease in its gross margin during this period. Management is optimistic about its ability to continue to mitigate existing resin price costs. However, we would like to issue a word of caution that if market conditions change and/or resin prices continue to rise, it could hamper the Company's goal to maintain consistent future operating results.

Selling, general and administrative expenses were $8,016,900 or 17.6% of net sales in fiscal 2000 compared to $8,447,200 or 18.6% of net sales in fiscal 1999. Again, the reduction is the result of management cost containment efforts which have effectively reduced overall SG&A costs by $430,300 between the two periods. Reductions were primarily realized in advertising and marketing costs and significant reductions in employment wage costs. This is consistent with management's goal to maintain SG&A levels in line with target sales volumes.

Selling, general and administrative expenses were $8,447,200 or 18.6% of net sales in fiscal 1999 compared to $7,047,000 or 18.5% of net sales in fiscal 1998. As a percentage of sales, selling, general and administrative costs remain relatively consistent. However, total costs increased primarily due to the additional operations acquired in connection with last year's merger. With the consolidation of several plants since the merger, management anticipates reducing overall selling, general, and administrative costs in the ensuing year. In addition, management's efforts to realign and streamline its sales and administrative functions continue to benefit the Company as it strives to keep these costs in line with future sales projections.

The Company incurred $394,400 and $280,300 in fiscal years 1999 and 1998 respectively, in costs related to the consolidation of three of its plants. The Company began and substantially completed the consolidation of its Arleta, California and Warrminster, Pennsylvania. plants in the fourth quarter of fiscal 1998 and then completed the process during the first quarter of fiscal 1999. Shortly after the completion of these consolidations, it launched the consolidation of the Miami, Florida Rotocast operation. This consolidation was completed during the third quarter of fiscal 1999.

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

Income from operations was $3,985,800 or 8.7% of net sales in fiscal 2000 compared to $3,322,800 or 7.3% and $1,463,200 or 3.8% of net sales in fiscal 1999 and 1998, respectively. The 20% increase in operating income is attributable to preservation of a favorable gross margin coupled with the reductions in SG&A costs and savings from the one time additional plant consolidation costs incurred last year. Management is pleased with the enhanced operating income in relation to static sales volumes between fiscal 2000 and 1999. Improvements in fiscal 1999 operating income benefited from increased sales volumes as well as the cost savings and efficiencies obtained from the plant consolidations. Future operations will continue to benefit from these consolidation and cost containment efforts.

Interest expense decreased $32,700 to $955,000 in fiscal 2000 compared to $987,700 in fiscal 1999. The Company's cash flows during fiscal 2000 were very strong allowing the Company to reduce its overall debt structure during the year by approximately $1 million. Even though the bank's interest rate has increased 1.75% during fiscal 2000, the overall reduction in debt coupled with our existing interest rate SWAP Agreement with the bank has kept interest costs in line with prior results.

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

Income taxes were $1,218,500, $1,147,500 and $348,500 in fiscal 2000, 1999 and
1998 respectively. Since the adoption of "FAS 109", a major portion of the Company's tax provision is the deferred tax component which amounted to $964,300, $923,400 and $323,000 in fiscal 2000, 1999 and 1998 respectively.
During the last three years these amounts primarily relate to the utilization of the Company's federal and state net operating loss (NOL) carryforwards and thus do not diminish current cash flow. At June 30, 2000 the Company had approximately $1,469,000 in Federal NOL carryforwards and $409,100 in Federal AMT credit carryforwards to offset future taxable income. Management anticipates fully utilizing these carryforwards in fiscal 2001. Following the utilization of these carryforwards, the Company will incur increased cashflow requirements for the payment of current federal taxes.

Net income increased 47% to $1,953,700 in fiscal 2000 compared to $1,326,000 in fiscal 1999. Earnings per share also increased 56% to $0.14 per common share in fiscal 2000 compared to $0.09 per common share in fiscal 1999. Management attributes the enhanced earnings to the current cost savings obtained from its SG&A cost containment efforts and the one-time plant consolidation costs realized in fiscal 1999 that did not dilute future earnings. The increase in fiscal 2000 earnings per share also benefited from the 2,169,100 common shares repurchased and retired in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $277,800 to $9,457,800 at June 30, 2000 compared to $9,735,600 million at June 30, 1999. The decrease is attributed to fluctuations in accounts receivable, inventories, accounts payable, and deferred taxes consistent with the Company's current operations. However, cash provided by operations increased 12.5% to $5,193,200, for fiscal 2000 compared with $4,615,700 for the same period last year. The increase is related to the current year's 47% increase in net income, net of adjustments in accounts receivables, accounts payable and inventories. Earnings before interest, taxes, depreciation, and amortization, ("EBITDA"), increased by 12% to $6,831,900 when compared to the same period last year. EBITDA is not intended to represent cash flows for the period, is not presented as an alternative to operating income as an indicator of operating performance, may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. However, EBITDA is a relevant measure of the Company's operations and cash flow and is used internally as a substitute measurement of cash provided by operating activities.

The Company expended a total of $1,415,100 for property, plant, and equipment during fiscal 2000 compared to $2,141,400 for the same period last year. Over the last several years, including fiscal 2000, management has allocated significant resources to PP&E acquisitions and betterments. Management believes that these efforts, which include the recently completed $200,000 building expansion at its Bartow facility, have laid the foundation for productive and efficient operations for years to come. Although management continues to support allocating the necessary funding to keep its operations in the forefront of its competition, management anticipates overall PP&E spending for fiscal 2001 to be at or below fiscal 2000 levels.

In December 1999, the Company was advanced $2,000,000 on a five year term note from Wells Fargo Bank. Proceeds from the note, along with an advance under the line of credit, were used to purchase 2.1 million shares of common stock owned by GSC. The note is due in monthly principal installments of $33,300 plus interest at the bank prime or LIBOR option rates. The note matures on January 1, 2005.

In June 2000, the Company was advanced $1,200,000 available under its machinery and equipment term-loan commitment. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance $1.5 million in machinery and equipment purchases. The note is due in monthly principal installments of $20,000 plus interest and matures on July 1, 2005.

Net borrowings under the line of credit increased $27,700 to $2,315,100 between June 30, 1999 and June 30, 2000. The Company was able to keep fiscal 2000 net borrowing to a minimum due to the significant cash flows generated and the advances in term debt mentioned above which repaid short-term borrowings under the line of credit. During fiscal 2000, the Company's total debt structure also benefited from the cash flows generated resulting in overall reduction in debt of approximately $1 million. At June 30, 2000, the Company had approximately $4,684,900 available for future borrowings under the revolving line of credit.

During fiscal 2000 the Company has purchased and retired an additional 96,600 shares of common stock at a total cost of $103,000 under its buyback program. In addition, pursuant to a Stock Purchase Agreement between the Company and GSC, the Company acquired on January 6, 2000 all 2,072,539 shares owned by GSC for $2,800,000. Funding for the transaction consisted of a five year $2,000,000 term note from Wells Fargo Bank with the remaining $800,000 being funded from the Company's line of credit.

Cash flows from operations in conjunction with the Company's revolving line of credit are expected to meet the Company's needs for working capital, capital expenditures and repayment of long-term debt for the foreseeable future.

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards "SFAS" No. 133 "Accounting for Derivative, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At June 30, 2000, the estimated fair value of the Company's interest rate SWAP with the bank was $109,400. The adoption of this pronouncement will not have a significant impact on the Company's financial condition or results of operations.

On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

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

To complete the Company's assessment of the year 2000 problem, the Company had contacted its major suppliers in an effort to ascertain their readiness and ability to function beyond this critical date and what impact, if any, it would have on the Company's ability to continue normal operations. Based on their responses, we feel confident that most of them were in compliance as of December 31, 1999, and to date have not impacted our ability to manufacture and supply products to our customers.

ITEM 7a. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank. Primary exposures include movements in U.S. Treasury rates and LIBOR rates which in turn effect the bank's prime and LIBOR option rates.

The Company had approximately $10.5 million of variable rate debt as of June 30, 2000. In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, the Company entered into an interest rate swap effective July 15, 1998. The swap has a notional amount of $5 million as of July 15, 2000, and will remain at this amount until its expiration on July 15, 2003. The swap fixes the bank's LIBOR option rate at 6.2%, plus 200 basis points, over the term of the contract. If average interest rates increased by 1% during fiscal 2001 as compared to fiscal 2000, and additional borrowings are not incurred, the Company would not expect a significant increase in projected fiscal 2001 interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company's Annual Meeting of the Stockholders to be held on December 4, 2000 ("the Proxy Statement")

EXECUTIVE OFFICERS

As of September 1, 2000, the executive officers of the Company were as follows:

NAME                                     AGE              POSITION
Sherman McKinniss                        64               President, Chief Executive Officer, Chairman of the Board

Robert E. Gawlik                         52               Executive Vice-President, Chief Operating Officer

E. Paul Tonkovich                        62               Secretary, Director

Douglas W. Russell                       39               Chief Financial Officer, Assistant Secretary/Treasurer

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as part of this report:

                                                                                 PAGE
                  (1)  Financial Statements:
                       Report of Independent Public Accountants                  F-1
                       Consolidated Balance Sheet, June 30, 2000 and 1999        F-2
                       Consolidated Statement of Income,
                           Years Ended June 30, 2000, 1999, and 1998             F-3
                       Consolidated Statement of Changes in Stockholders'
                           Equity, Years Ended June 30, 2000, 1999, and 1998     F-4
                       Consolidated Statement of Cash Flows,
                           Years Ended June 30, 2000, 1999, and 1998             F-5
                       Notes to Consolidated Financial Statements                F-6

                  (2)  Financial Statement Schedules:

                       VIII  Valuation and Qualifying Accounts, Years Ended
                               June 30, 2000, 1999, and 1998                     F-18

                All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (b)    Reports on Form 8-K - None.


       (c)    The following exhibits are filed as part of this report:


EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
 10.1 Credit Agreement between registrant and Wells Fargo Bank dated December 2, 1999.

 23(a)       Consent of Independent Public Accountants - Arthur Andersen LLP

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROTONICS MANUFACTURING INC.


                                            By  /s/  SHERMAN MCKINNISS
                                                --------------------------------
                                                               Sherman McKinniss
                                              President, Chief Executive Officer

                                                                 Date 09/18/2000


                                            By  /s/  DOUGLAS W. RUSSELL
                                                --------------------------------
                                                              Douglas W. Russell
                                                         Chief Financial Officer
                                                   Assistant Secretary/Treasurer

                                                                 Date 09/18/2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE



/s/  E. PAUL TONKOVICH                Secretary, Director            09/18/2000
--------------------------
E. Paul Tonkovich


/s/  DAVID C. POLITE                  Director                       09/18/2000
--------------------------
David C. Polite


/s/  LARRY M. DEDONATO                Director                       09/18/2000
--------------------------
Larry M. DeDonato


/s/  JAMES E. EVANS                   Director                       09/18/2000
--------------------------
James E. Evans


/s/  LARRY L. SNYDER                  Director                       09/18/2000
--------------------------
Larry L. Snyder


/s/  MARC L. BERMAN                   Director                       09/18/2000
--------------------------
Marc L. Berman

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP
Orange County, California
August 18, 2000

                         ROTONICS MANUFACTURING INC.
                         CONSOLIDATED BALANCE SHEET

                                                                                                    June 30,
                                                                                   -------------------------------------------
                                                                                         2000                       1999
                                                                                   ----------------           ----------------
                                                           ASSETS
Current assets:
   Cash                                                                                $    20,800                $     3,300
   Accounts receivable, net of allowance for doubtful accounts
    of $142,000 and $321,400, respectively (Notes 8 and 9)                               6,151,500                  6,570,200
   Current portion of notes receivable (Note 3)                                             17,700                     51,700
   Inventories (Notes 4 , 8 and 9)                                                       7,361,600                  6,973,700
   Deferred income taxes, net (Note 14)                                                  1,092,200                  1,885,900
   Prepaid expenses and other current assets                                               222,300                    216,700
                                                                                       -----------                -----------
     Total current assets                                                               14,866,100                 15,701,500

Notes receivable, less current portion (Note 3)                                            418,000                    502,800
Investment in partnership (Note 5)                                                         120,300                    124,200
Property, plant and equipment, net (Notes 6, 8 and 9)                                   17,132,100                 18,093,800
Intangible assets, net (Note 7)                                                          4,470,400                  4,800,800
Other assets                                                                                58,300                     77,200
                                                                                       -----------                -----------
                                                                                       $37,065,200                $39,300,300
                                                                                       ===========                ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 9)                                           $ 1,961,700                $ 2,067,000
  Accounts payable                                                                       2,497,600                  2,818,800
  Accrued liabilities (Note 11)                                                            949,000                  1,037,100
  Income taxes payable (Note 14)                                                                 -                     43,000
                                                                                       -----------                -----------
       Total current liabilities                                                         5,408,300                  5,965,900

Bank line of credit (Note 8)                                                             2,315,100                  2,287,400
Long-term debt, less current portion (Note 9)                                            6,254,700                  5,183,200
Long-term debt, due related parties (Note 10)                                                    -                  2,000,000
Deferred income taxes, net (Note 14)                                                     2,600,100                  2,429,500
                                                                                       -----------                -----------
       Total liabilities                                                                16,578,200                 17,866,000
                                                                                       -----------                -----------
Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, stated value $.01: authorized 20,000,000 shares;
  issued and outstanding 12,905,721 and 15,072,320 shares, respectively,
  net of treasury shares (Note 13)                                                      23,331,500                 26,232,500
Accumulated deficit                                                                     (2,844,500)                (4,798,200)
                                                                                       -----------                -----------
       Total stockholders' equity                                                       20,487,000                 21,434,300
                                                                                       -----------                -----------
                                                                                       $37,065,200                $39,300,300
                                                                                       ===========                ===========

  The accompanying notes are an integral part of these financial statements.

                          ROTONICS MANUFACTURING INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                      For the year ended June 30,
                                                                          ----------------------------------------------------
                                                                             2000                 1999                1998
                                                                          -----------        ------------         ------------
        Net sales                                                         $45,602,100        $ 45,499,700         $ 38,058,900

        Costs and expenses:
          Cost of goods sold                                               33,599,400          33,335,300           29,268,400
          Selling, general and administrative expenses                      8,016,900           8,447,200            7,047,000
          Plant consolidation expenses (Note 2)                                     -             394,400              280,300
                                                                          -----------        ------------         ------------

             Total costs and expenses                                      41,616,300          42,176,900           36,595,700
                                                                          -----------        ------------         ------------

        Income from operations                                              3,985,800           3,322,800            1,463,200
                                                                          -----------        ------------         ------------

        Other (expense)/income:
          Interest expense                                                   (955,000)           (987,700)            (793,700)
          Other income, net                                                   141,400             138,400               96,200
                                                                          -----------        ------------         ------------
             Total other expense                                             (813,600)           (849,300)            (697,500)
                                                                          -----------        ------------         ------------
        Income before income taxes                                          3,172,200           2,473,500              765,700

        Income tax provision (Note 14)                                     (1,218,500)         (1,147,500)            (348,500)
                                                                          -----------        ------------         ------------

        Net income                                                        $ 1,953,700        $  1,326,000         $    417,200
                                                                          ===========        ============         ============

        Basic and diluted income per common share (Note 1)                       $.14                $.09                 $.03
                                                                                 ====                ====                 ====

  The accompanying notes are an integral part of these financial statements.
                                F-3

                         ROTONICS MANUFACTURING INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Common Stock
                                         ----------------------------------         Accumulated
                                             Shares             Amount                 Deficit                      Total
                                         --------------    ----------------      --------------------         -----------------
Balances, June 30, 1997                     14,065,995         $24,422,500              $ (5,377,900)             $ 19,044,600

Stock issued in connection with
  Rotocast International, Inc. merger        2,072,539           3,000,000                         -                 3,000,000
Repurchase of common stock                    (332,173)           (501,100)                        -                  (501,100)
Common stock dividends                               -                   -                  (552,800)                 (552,800)

Net income                                           -                   -                   417,200                   417,200
                                         --------------    ----------------           ---------------         -----------------

Balances, June 30, 1998                     15,806,361          26,921,400                (5,513,500)               21,407,900

Repurchase of common stock                    (734,041)           (688,900)                        -                  (688,900)
Common stock dividends                               -                   -                  (610,700)                 (610,700)

Net income                                           -                   -                 1,326,000                 1,326,000
                                         --------------    ----------------           ---------------         -----------------

Balances, June 30, 1999                     15,072,320          26,232,500                (4,798,200)               21,434,300

Exercise of stock options                        2,500               2,000                         -                     2,000
Repurchase of common stock                  (2,169,099)         (2,903,000)                        -                (2,903,000)

Net income                                           -                   -                 1,953,700                 1,953,700
                                         --------------    ----------------           ---------------         -----------------

Balances, June 30, 2000                     12,905,721        $ 23,331,500              $ (2,844,500)              $20,487,000
                                         ==============    ================           ===============         =================


   The accompanying notes are an integral part of these financial statements.
                                    F-4

                         ROTONICS MANUFACTURING INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              For the year ended June 30,
                                                                                  ------------------------------------------------
                                                                                        2000             1999            1998
                                                                                  ---------------  ---------------  --------------
     Cash flows from operating activities:
       Net income                                                                    $ 1,953,700      $ 1,326,000      $   417,200
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                                               2,704,600        2,635,300        2,034,800
           (Gain)/loss on sales of equipment                                             (24,000)          (1,500)          67,500
           Deferred income tax expense                                                   964,300          923,400          323,000
           Provision for doubtful accounts                                                22,800          179,300           39,300
           Changes in assets and liabilities, net of
                effect from purchase of business:
                Decrease/(increase) in accounts receivable                               395,900          160,400         (324,900)
                (Increase)/decrease in inventories                                      (387,900)         108,200         (267,000)
                (Increase)/decrease in prepaid expenses and other current assets          (5,600)          (8,500)         177,200
                Decrease/(increase) in other assets                                       18,900           42,100          (72,400)
                Decrease in accounts payable                                            (318,400)        (879,900)        (177,100)
                (Decrease)/increase in accrued liabilities                               (88,100)          87,900         (280,300)
                (Decrease)/increase in income taxes payable                              (43,000)          43,000                -
                                                                                  ---------------  ---------------  --------------

     Net cash provided by operating activities                                         5,193,200        4,615,700        1,937,300
                                                                                  ---------------  ---------------  --------------

     Cash flows from investing activities:
       Acquisition of Rotocast, net of cash obtained                                           -                -          (74,100)
       Repayments/(advances) on notes receivable                                         118,800           27,000          (11,600)
       Capital expenditures                                                           (1,415,100)      (2,141,400)      (2,103,100)
       Proceeds from sales of equipment                                                   26,600            5,700           93,500
       Distribution from investment in partnership                                         3,900            9,000            2,300
                                                                                  ---------------  ---------------  --------------

     Net cash used in investing activities                                            (1,265,800)      (2,099,700)      (2,093,000)
                                                                                  ---------------  ---------------  --------------

     Cash flows from financing activities:
       Borrowings under line of credit                                                14,055,200       11,670,500       11,638,800
       Repayments under line of credit                                               (14,027,500)     (13,309,300)     (10,086,000)
       Proceeds from issuance of long-term debt                                        3,200,000        3,505,900          950,000
       Repayments of long-term debt                                                   (4,233,800)      (3,090,000)      (1,285,500)
       Payment of common stock dividends                                                  (2,800)        (631,600)        (541,900)
       Proceeds from exercise of stock options                                             2,000                -                -
       Repurchases of common stock                                                    (2,903,000)        (688,900)        (501,100)
                                                                                  ---------------  ---------------  --------------

     Net cash (used in)/provided by financing activities                              (3,909,900)      (2,543,400)         174,300
                                                                                  ---------------  ---------------  --------------

     Net increase/(decrease) in cash                                                      17,500          (27,400)          18,600
     Cash at beginning of year                                                             3,300           30,700           12,100
                                                                                  ---------------  ---------------  --------------

     Cash at end of year                                                             $    20,800      $     3,300      $    30,700
                                                                                  ===============  ===============  ==============

     The accompanying notes are an integral part of these financial statements.
                                    F-5

                         ROTONICS MANUFACTURING INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND OPERATIONS

Rotonics Manufacturing Inc. (the "Company"), a Delaware corporation manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, healthcare, retail, and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets. No single customer accounted for more than 10% of the Company's net sales in fiscal 2000, 1999, or 1998. In fiscal 2000, the Company purchased in aggregate approximately 93% of its plastic resin from three vendors. Plastic resin represents a significant portion of the Company's manufacturing costs. As such, economic factors that affect the Company's plastic resin vendors will have a potential impact on the Company's future operations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers expected future events other than enactments of changes in tax laws or rates.

SEGMENT REPORTING

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

EARNINGS PER SHARE

Earnings per share are calculated under guidelines of SFAS No. 128 "Earnings per Share" which was adopted by the Company as of December 31,1997. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS include the effect of the potential shares outstanding including dilutive securities using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options.

The table below details the components of the basic and diluted earnings per share ("EPS") calculations:


                                                   Income                  Shares                 EPS Amount
                                              -----------------       -----------------        ----------------
JUNE 30, 2000
   Basic EPS
     Net Income                                    $ 1,953,700              13,981,814           $        0.14

   Effect of dilutive stock options                          -                  57,969                       -
                                              -----------------       -----------------        ----------------

   Diluted EPS                                     $ 1,953,700              14,039,783                  $ 0.14
                                              =================       =================        ================

JUNE 30, 1999
   Basic EPS
     Net Income                                    $ 1,326,000              15,379,400           $        0.09

   Effect of dilutive stock options                          -                   4,700                       -
                                              -----------------       -----------------        ----------------

   Diluted EPS                                     $ 1,326,000              15,384,100                  $ 0.09
                                              =================       =================        ================

JUNE 30, 1998
   Basic EPS
     Net Income                                    $   417,200              14,445,200           $        0.03

   Effect of dilutive stock options                          -                       -                       -
                                              -----------------       -----------------        ----------------

   Diluted EPS                                     $   417,200              14,445,200           $        0.03
                                              =================       =================        ================

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At June 30, 2000, the estimated fair value of the Company's interest rate SWAP with the bank was $109,400. The adoption of this pronouncement will not have a significant impact on the Company's financial condition or results of operations.

On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

NOTE 2 - ACQUISITIONS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998 between the Company and GSC Industries, Inc. ("GSC"), the Company acquired all of GSC's outstanding common stock holdings in Rotocast International, Inc. ("Rotocast") and Rotocast's wholly owned subsidiaries Rotocast Plastic Products, Inc.; Wonder Products, Inc.; Nutron Plastic, Inc.; Rotocast Plastic Products of Texas, Inc.; Rotocast Plastic Products of Nevada, Inc.; Rotocast Plastic Products of Tennessee, Inc.; and Rotocast Management Corporation. In accordance with the merger and reorganization Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen-month promissory note bearing interest at 5.26% per annum. The promissory note was secured by a $2,000,000 irrevocable standby letter of credit issued by Wells Fargo Bank, and the note was paid in full in September 1999. In January 2000, the Company repurchased and retired the 2,072,539 common shares issued to GSC for $2.8 million. Pursuant to the merger agreement the acquisition was effective March 31, 1998.

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

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed statement of combined operations for the year ending June 30, 1998 assumes the Rotocast merger occurred at the beginning of fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, depreciation expense and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future.

                                                          COMBINED
                                                  FOR THE YEAR ENDING JUNE 30,
                                                  ----------------------------
                                                            1998
                                                       -------------
Net sales                                               $ 45,746,800

Total costs and expenses                                 (45,765,700)

Loss before provision for income taxes                       (18,900)

Provision for income taxes                                         -
                                                       =============
Net loss                                                $    (18,900)
                                                       =============

Income per common share                                      $   .00
                                                             =======


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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users. The Company pays this former customer royalties at the initial rate of 10% (increased to 20% beginning fiscal 2000) of the Company's net sales of these products. Half of the royalty payments shall be applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier. Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005. As of June 30, 2000 and 1999, the total balance of this note amounted to $387,900 and $490,700 including accrued interest of $35,700 in fiscal 1999. The Company intends to hold this note until maturity.

NOTE 4 - INVENTORIES:


Inventories consist of:                                 JUNE 30,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------
Raw materials                                $  2,194,400      $  2,728,000
Finished goods                                  5,167,200         4,245,700
                                             ------------      ------------

                                             $  7,361,600      $  6,973,700
                                             ============      ============


NOTE 5 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is accounted for using the equity method. The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2004, with annual principal reductions as provided.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consist of:                                                JUNE 30,
                                                                              ------------------------------
                                                                                  2000              1999
                                                                              ------------      ------------
Land                                                                          $  1,039,500      $  1,039,500
Buildings and building improvements                                              4,725,200         4,291,300
Machinery, equipment, furniture and fixtures                                    24,879,100        23,603,300
Construction in progress                                                            48,500           610,600
                                                                              ------------      ------------
                                                                                30,692,300        29,544,700

Less - accumulated depreciation                                               (13,560,200)      (11,450,900)
                                                                              ------------      ------------

                                                                              $ 17,132,100       $18,093,800
                                                                              ============       ===========

NOTE 7 - INTANGIBLE ASSETS:


Intangible assets consist of:                                                            JUNE 30,
                                                                              ------------------------------
                                                                                  2000              1999
                                                                              ------------      ------------
Patents, net of accumulated amortization of $112,600 and $107,000             $     39,600      $     45,200
Goodwill, net of accumulated amortization
  of $3,026,600 and $2,701,800                                                   4,430,800         4,755,600
                                                                              ------------      ------------

                                                                              $  4,470,400      $  4,800,800
                                                                              ============      ============

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the carrying values of long-lived assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

NOTE 8 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2001. The line is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at June 30, 2000 was 9.5% per annum. In addition, the loan agreement allows the Company to convert the outstanding principal balance in increments of $250,000 to a LIBOR-based loan for up to 90-day periods. At June 30, 2000, total borrowings under the Company's line of credit were $2,315,100 of which $2,000,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 8.64875% per annum and maturing on July 17, 2000. Proceeds from the loan were used for working capital purposes. At June 30, 2000, the Company had approximately $4,684,900 available for future borrowings under the revolving line of credit. The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions. The Company was in compliance with these covenants for fiscal 2000.

NOTE 9 - LONG-TERM DEBT:


Long-term debt consists of:                                                               JUNE 30,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                ----------       -----------
Note payable - Bank       (A)                                                   $        -       $   733,300
Note payable - Bank       (B)                                                       91,600           191,700
Note payable - Bank       (C)                                                      186,400           288,100
Note payable - Bank       (D)                                                      400,000           600,000
Note payable - Bank       (E)                                                      800,000         1,040,000
Note payable - Bank       (F)                                                    1,850,000         2,450,000
Note payable - Bank       (G)                                                    1,846,700         1,926,700
Note payable - Bank       (H)                                                    1,833,300                 -
Note payable - Bank       (I)                                                    1,200,000                 -
Other                                                                                8,400            20,400
                                                                                ----------       -----------
                                                                                 8,216,400         7,250,200

Less-current portion                                                            (1,961,700)       (2,067,000)
                                                                                ----------       -----------
                                                                                $6,254,700       $ 5,183,200
                                                                                ==========       ===========

(A) In May 1995 the Company restructured its credit agreement with Wells Fargo Bank. The loan consists of a $4,000,000 sixty-month term loan. The note was due in monthly principal installments of $66,700 plus interest at the bank's prime rate. In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to 180 days. The note was secured by the Company's machinery and equipment, accounts receivable and inventories and matured on May 16, 2000.

(B) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate (9.5% at June 30, 2000) or LIBOR interest rate option for periods up to six months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(C) In March 1997 the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchased. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate (9.5% per annum at June 30, 2000) or LIBOR interest rate option for periods up to six months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

 (D) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate (9.5% per annum at June 30, 2000) or LIBOR interest rate option for periods up to three months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(E) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note is due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (9.5% per annum at June 30, 2000), or LIBOR interest rate option for periods up to three months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

(F) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90-day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty-month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty-month fully amortizable loan. The note is due in monthly principal installments of $50,000 plus interest at the bank's prime rate (9.5% per annum at June 30, 2000) or LIBOR interest rate option for periods up to three months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on July 1, 2003.

(G) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (9.5% per annum at June 30, 2000), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000.

(H) In December 1999, the Company was advanced $2,000,000 on a five-year term note with Wells Fargo Bank. Proceeds from the note were used to pay down borrowings under the Company's line of credit. The note is due on monthly principal installments of approximately $33,300 plus interest at the bank's prime rate (9.5% per annum at June 30, 2000), or LIBOR interest rate option for periods up to three months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.64875% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures January 1, 2005.

(I) In June 2000, the Company was advanced $1,200,000 on its sixth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note is due in monthly interest only payments at the bank's prime rate (9.5% per annum at June 30, 2000) or LIBOR interest rate option until August 1, 2000. At this time the note will convert to a sixty month fully amortized loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate or LIBOR interest rate option for periods up to three months. At June 30, 2000, the total outstanding principal was under the LIBOR option at 8.75% per annum maturing July 17, 2000. The note is secured by the Company's machinery and equipment and matures on July 1, 2005.

    Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of July 15, 2000) from a variable floating rate to a fixed interest rate in efforts to protect against future increases in the bank's prime rate. The agreement matures July 15, 2003.

Aggregate annual maturities of long-term debt are summarized as follows:


       Year Ending June 30,
       --------------------
              2001                                                      $1,961,700
              2002                                                       1,844,700
              2003                                                       1,560,000
              2004                                                         850,000
              2005                                                         553,400
             Thereafter                                                  1,446,600
                                                                        ----------
                                                                        $8,216,400
                                                                        ==========

NOTE 10 - RELATED PARTY TRANSACTIONS:


RELATED PARTY DEBT CONSISTS OF:                                  JUNE 30,
                                                       ----------------------------
                                                          2000             1999
                                                       ----------       -----------
Note payable - (A)                                     $        -       $ 2,000,000
                                                       ==========       ===========

(A) This note was issued to GSC Industries, Inc., which a former director of the Company has a 54% interest, in connection with the acquisition of Rotocast. The note bears interest at 5.26% per annum. The note was repaid at its maturity on September 25, 1999 and the payment was funded by an advance on the Company's line of credit which was reserved for such purpose. The note was also secured by a $2,000,000 irrevocable standby letter of credit, which has subsequently expired.

ADDITIONAL RELATED PARTY TRANSACTIONS:

The Company sold plastic resin and molded plastic products to a company in which an officer/director of the Company has an interest. Sales to the Company amounted to $157,000, $461,000 and $392,400 in fiscal years 2000, 1999 and 1998, respectively. Amounts due on sales to this company were $89,400 at June 30, 1999, and are included in accounts receivable in the accompanying balance sheet. No amounts were due at June 30, 2000.

In fiscal years 2000, 1999 and 1998, the Company incurred legal fees and costs amounting to $138,600, $44,500 and $83,400, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

The Company leases its facilities in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; and Las Vegas, Nevada from GSC Industries, Inc. of which a former director of the Company has a 54% ownership interest. The facilities are leased on a long-term basis through March 2013 and are subject to annual CPI adjustments. In fiscal 1999 the Company leased an additional facility in Bossier City, Louisiana on a month-to-month basis through August 1998. In fiscal 2000, 1999, and 1998 the Company paid rent on these facilities amounting to $483,500, $491,300 and $135,000 respectively.

NOTE 11 - ACCRUED LIABILITIES:


Accrued liabilities consist of:                                                           JUNE 30,
                                                                              ------------------------------
                                                                                   2000              1999
                                                                              ------------       -----------
Salaries, wages, commissions and related payables                              $   620,000       $   712,800
Other                                                                              329,000           324,300
                                                                              ------------       -----------

                                                                               $   949,000       $ 1,037,100
                                                                              ============       ===========

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


STOCK OPTION ACTIVITY
                                                      OUTSTANDING             EXERCISABLE           WEIGHTED AVERAGE
                                                        SHARES                  SHARES               PRICE PER SHARE
                                                     ------------            ------------           ----------------
Balance outstanding at June 30, 1997                            -                      -
                                                                             ============
           Granted                                       115,000                                        $0.8669
                                                     ------------

Balance outstanding at June 30, 1999                     115,000                 100,000                $0.8750
                                                                             ============
           Granted                                        40,000                                        $0.9375
           Exercised                                      (2,500)                                       $0.8125
           Cancelled                                      (2,500)                                       $0.8125
                                                     ------------


Balance outstanding at June 30, 2000                     150,000                 145,000                $0.8901
                                                     =============           ============

In fiscal 1998, there was no activity in the plan. In August 1999, the Company issued stock option to a key employee to purchase 40,000 shares of common stock at fair market value at the date of grant. At June 30, 2000, the Company had 847,500 shares available for future grants.

In August and September 2000, the Company issued stock options to certain key employees and directors to purchase an aggregate of 175,000 shares of common stock at fair market value at the date of grant.

The Company accounts for stock options under Accounting Principles Board Opinion 25 ("APB25"), "Accounting for Stock Issued to Employees", which is permitted under SFAS No. 123. "Accounting for Stock Based Compensation", issued in 1995. Had compensation cost for the plan been determined in accordance with rules set out in SFAS 123, the Company's net income and income per common share data would not be significantly different.

NOTE 13 - COMMON STOCK:

Treasury stock is recorded at cost. At June 30, 2000 and 1999, treasury stock consisted of 868 and 13,491 shares of common stock at a cost of $700 and $13,800, respectively. In fiscal 2000 and 1999, the Company acquired 2,169,099 and 734,041 shares of its common stock at a total cost of $2,903,000 and $688,900 respectively. The fiscal 2000 amount includes 2,072,539 shares of common stock repurchased from GSC for $2.8 million. These shares were acquired pursuant to a Stock Purchase Agreement dated December 2, 1999 between the Company and GSC and which was consummated on January 6, 2000. As of June 30, 2000 all treasury shares acquired have been retired. In addition, the repurchase of these shares in fiscal year 2000 precluded the payment of an annual cash dividend for fiscal year 2000.

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:


                                                                   For the years ended June 30,
                                                        ---------------------------------------------------
                                                             2000              1999              1998
                                                        ---------------   ---------------   ---------------
Current:
   Federal                                                   $ (75,000)        $ (72,900)         $ (6,400)
   State                                                      (179,200)         (151,200)          (19,100)
                                                        ---------------   ---------------   ---------------
                                                              (254,200)         (224,100)          (25,500)
                                                        ---------------   ---------------   ---------------
Deferred:
   Federal                                                    (917,500)         (939,700)         (301,500)
   State                                                       (46,800)           16,300           (21,500)
                                                        ---------------   ---------------   ---------------

                                                              (964,300)         (923,400)         (323,000)
                                                        ---------------   ---------------   ---------------

                                                          $ (1,218,500)     $ (1,147,500)        $(348,500)
                                                        ===============   ===============   ===============


At June 30, 2000, the Company has net operating loss (NOL) carryforwards of approximately $1,469,000 and $7,109,000 for federal and state income tax purposes, respectively. The NOL carryforwards, which are available to offset future taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue code occur, will begin to expire in 2004 and 2001 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:


       AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS
       -----------------------------------------------                      EXPIRATION DURING YEAR
           FEDERAL                              STATE                           ENDED JUNE 30,
        -----------                        -----------                      ----------------------
         $        -                         $  405,000                              2001
                  -                            207,000                              2002
                  -                            452,000                              2003
            186,000                            273,000                              2004
            588,000                            444,000                              2005
            490,000                             89,000                              2006
                  -                            645,000                              2007
                  -                            603,000                              2008
            205,000                          1,054,000                              2009
                  -                            396,000                              2010
                  -                            555,000                              2011
                  -                            477,000                              2012
                  -                            395,000                              2013
                  -                            850,000                              2014
                  -                            264,000                              2015
        -----------                        -----------

         $1,469,000                         $7,109,000
        ===========                        ===========


At June 30, 2000, the Company had a federal alternative minimum tax (AMT) credit of approximately $409,100 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

In conjunction with the adoption of SFAS 109 in fiscal 1994, management determined the future taxable income of the Company would more likely than not be sufficient to realize the tax benefits of its NOL's. As such, an initial deferred tax asset of $4,013,000, net of a valuation allowance of $2,662,000 was recorded.

Based on the operating results since the adoption of SFAS 109 and management's continuing assessment, management believes that the Company will continue to utilize its NOL's in the normal course of business. As of fiscal 1997, management has reduced the initial $2,662,000 valuation allowance to zero. Since this time, the Company's deferred tax provision increased substantially in unison with the depletion of the federal valuation allowance in fiscal 1996. As such, the Company's will continue to report a large deferred tax provision until such time that the Company's NOL's and corresponding deferred tax assets are fully utilized. In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carryforwards. The current state valuation allowance represents the estimated amount of NOL's which will expire prior to their utilization. Again, realization of the future tax benefits of the NOL carryforwards is dependent on the Company's ability to generate taxable income within the carryforward period. Management will continue to assess the likelihood of utilizing its federal and state NOL's by taking into consideration historical results and current economic conditions in which the Company operates. Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset. Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision. Management also notes that the deferred tax provision does not result in current outlays of cash flows due to the utilization of its NOL's. These cashflow savings are then available to supplement funding of the Company's expansion projects, pay common stock dividends, acquire treasury stock and reduce outstanding debt. Under current projections, management anticipates it will fully utilize the remaining Federal NOL carryforward as well as the federal AMT credit in fiscal 2001.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:


                                                                                       FOR THE YEAR ENDED JUNE 30,
                                                                               ------------------------------------------
                                                                                 2000            1999            1998
                                                                               ------------------------------------------
Federal statutory rate                                                           34.0%           34.0%           34.0%
State income taxes (net of federal benefit)                                       3.6             3.5             1.7
Goodwill amortization                                                             3.5             4.5            13.6
Other items, net                                                                 (2.7)            4.4            (3.8)
                                                                               ----------      ----------      ----------
---------

  Effective income tax rate                                                      38.4%           46.4%           45.5%
                                                                               ==========      ==========      ==========
Deferred tax assets and liabilities are summarized as follows:
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                 2000            1999
                                                                               --------------------------
Deferred tax assets:
    Federal NOL                                                                $   499,600     $1,680,900
    State NOL  (net of federal benefit)                                            417,800        412,900
    Tax credit carryforwards                                                       409,100        263,400
    Employment-related reserves                                                    120,300        144,600
    Allowance for doubtful accounts                                                 56,100        126,200
                                                                               -----------     ----------
                                                                                 1,502,900      2,628,000
Deferred tax liabilities:
    Depreciation and amortization                                               (2,709,100)    (2,928,300)
                                                                               -----------     ----------
    Net deferred tax liability before valuation allowance                       (1,206,200)      (300,300)
    Deferred tax assets valuation allowance                                       (301,700)      (243,300)
                                                                               -----------     ----------
    Net deferred tax liability                                                 $(1,507,900)    $ (543,600)
                                                                               ===========     ==========

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013. Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index. Operating lease expense for fiscal 2000, 1999, and 1998 amounted to $1,006,700, $991,100 and $896,300, respectively.


At June 30, 2000, the future minimum lease commitments, excluding insurance and taxes, are as follows:


      Year Ending June 30,
      --------------------
              2001                             $   957,000
              2002                                 735,900
              2003                                 651,700
              2004                                 633,800
              2005                                 537,100
             Thereafter                          3,840,500
                                               -----------
                                               $ 7,356,000
                                               ===========

In October 1998, the Company purchased a line of planters that it markets under the name Terrabella. The Company agreed to pay the seller a total royalty of $175,000 for the use of the Terrabella name which is to be paid in quarterly installments at the rate of 3% of sales generated from the planters or $1,000, whichever is greater. The royalty is due in full by October 15, 2004.

CONTINGENCIES

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.


NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:


                                                                              FOR THE YEARS ENDED JUNE 30,
                                                                    -----------------------------------------------
                                                                        2000              1999              1998
                                                                    ------------      -----------        ----------
Cash paid during the year for:
    Interest                                                        $    952,500      $ 1,002,400        $  749,300
                                                                    ============      ===========        ==========
    Income taxes                                                    $    391,600      $   103,800        $  103,800
                                                                    ============      ===========        ==========

Non-cash investing activity:
     Acquisition of Rotocast by issuance of common stock            $          -      $         -        $3,000,000
                                                                    ============      ===========        ==========
Non-cash financing activities:
    Acquisition of Rotocast by issuance of note payable             $          -      $         -        $2,000,000
                                                                    ============      ===========        ==========
    Conversion of Rotocast bank debt to new note payable            $          -      $         -        $1,750,000
                                                                    ============      ===========        ==========
    Common dividends declared but not paid                          $          -      $     3,300        $   11,400
                                                                    ============      ===========        ==========

NOTE 17 - UNAUDITED QUARTERLY RESULTS:


                                                                           QUARTER ENDED
                                                   ----------------------------------------------------------------
                                                      SEPTEMBER         DECEMBER         MARCH             JUNE
                                                   ----------------------------------------------------------------
Fiscal Year 2000:
     Net sales                                      $12,070,900       $10,262,600     $11,274,700       $11,993,900
     Gross profit                                     3,616,600         2,885,100       2,684,900         2,816,100
     Net income                                         700,000           401,200         328,800           523,700

Per share:
     Net income                                      $  .05                $  .02         $  . 03            $  .04
                                                   ================================================================

Fiscal Year 1999:
     Net sales                                      $11,873,800       $11,295,500     $10,370,500       $11,959,900
     Gross profit                                     3,211,400         2,594,300       2,720,900         3,637,800
     Net income                                         362,100            81,100         210,900           671,900

Per share:
     Net income                                          $  .02            $  .01         $   .01            $  .05
                                                   ================================================================

                          ROTONICS MANUFACTURING INC.
                               SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended June 30, 2000, 1999 and 1998


          Column A                            Column B                    Column C                    Column D          Column E
------------------------------------       ---------------    -------------------------------      --------------    --------------
                                                                         Additions
                                              Balance at      -------------------------------                          Balance at
                                              beginning          Charged to                                            beginning
            Description                       of period       Costs & Expenses       Other           Deductions        of period
------------------------------------       ---------------    ----------------   ------------      --------------    --------------
June 30, 2000:
   Allowance for
     doubtful accounts                        $  321,400       $    1,500         $       -         $  (180,900) (1)  $   142,000
                                           ===============    ===============    ============      ==============    ==============

   Deferred tax asset valuation allowance     $  243,300       $        -         $  58,400  (2)    $         -       $   301,700
                                           ===============    ===============    ============      ==============    ==============

June 30, 1999:
   Allowance for
     doubtful accounts                        $  148,000       $  179,300         $       -         $    (5,900) (1)  $   321,400
                                           ===============    ===============                      ==============    ==============

   Deferred tax asset valuation allowance     $  192,400       $        -         $  50,900  (2)    $         -       $   243,300
                                           ===============    ===============    ============      ==============    ==============

June 30, 1998:
   Allowance for
     doubtful accounts                        $   90,000       $   34,600         $  49,800  (3)    $   (26,400) (1)  $   148,000
                                           ===============    ===============    ============      ==============    ==============


   Deferred tax asset valuation allowance     $        -       $        -         $ 192,400  (2)    $         -       $   192,400
                                           ===============    ===============    ============      ==============    ==============

(1) Doubtful accounts written off during the year, net of recoveries.
(2) Represents valuation allowance for potential state NOL's which will expire prior to utilization.
(3) Represents Rotocast balance at date of merger.