Form 10-Q
period 2000-09-30
ROTONICS MANUFACTURING INC/DE
filed 2000-10-26
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: SEPTEMBER 30, 2000

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

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at September 30, 2000
         -----                                 ---------------------------------
         Common Shares                         12,909,087 Shares
         ($.01 stated value)


                                               Total Pages  15

                           ROTONICS MANUFACTURING INC.


                                      INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.   FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Consolidated Balance Sheets -
                        September 30, 2000 (Unaudited)
                        and June 30, 2000 (Audited)                                       3

              Consolidated Statements of Income, Comprehensive Income and
                Accumulated Deficit -
                        Three Months Ended September 30, 2000
                        and 1999 (Unaudited)                                              4

              Consolidated Statements of Cash Flows -
                        Three Months Ended September 30, 2000
                        and 1999 (Unaudited)                                              5

              Notes to Consolidated Financial Statements                                  6


         Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                    12


PART II.  OTHER INFORMATION


         Item 6 - Exhibits and Reports on Form 8-K                                       14


SIGNATURES                                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ROTONICS MANUFACTURING INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     June 30,
                                                                                   2000            2000
                                                                                (Unaudited)      (Audited)
                                                                               ------------    ------------
                                     ASSETS
Current assets:
    Cash                                                                       $     21,700    $     20,800
    Accounts receivable, net of allowance for doubtful accounts
      of $168,100 and $142,000, respectively (Notes 5 and 6)                      5,930,500       6,151,500
    Notes receivable                                                                   --            17,700
    Inventories (Notes 2, 5 and 6)                                                7,284,000       7,361,600
    Deferred income taxes, net (Note 10)                                            973,600       1,092,200
    Prepaid expenses and other current assets                                       268,700         222,300
                                                                               ------------    ------------

               Total current assets                                              14,478,500      14,866,100

Notes receivable, less current portion                                              370,400         418,000
Investment in partnership                                                           118,700         120,300
Property, plant and equipment, net (Notes 3, 5 and 6)                            16,850,400      17,132,100
Intangible assets, net (Note 4)                                                   4,387,900       4,470,400
Other assets                                                                         85,600          58,300
                                                                               ------------    ------------

                                                                               $ 36,291,500    $ 37,065,200
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 6)                                 $    950,500    $  1,961,700
    Accounts payable                                                              2,444,400       2,497,600
    Accrued liabilities (Note 7)                                                    894,900         949,000
                                                                               ------------    ------------

               Total current liabilities                                          4,289,800       5,408,300

Bank line of credit (Note 5)                                                      2,100,000       2,315,100
Long-term debt, less current portion (Note 6)                                     6,793,400       6,254,700
Deferred income taxes, net (Note 10)                                              2,526,900       2,600,100
                                                                               ------------    ------------

               Total liabilities                                                 15,710,100      16,578,200
                                                                               ------------    ------------

Stockholders' equity:
    Common stock, stated value $.01: authorized 20,000,000 shares;
      issued and outstanding 12,908,222 and 12,905,721 shares, respectively,
      net of treasury shares (Note 9)                                            23,333,600      23,331,500
    Accumulated other comprehensive income                                           25,300            --
    Accumulated deficit                                                          (2,777,500)     (2,844,500)
                                                                               ------------    ------------

               Total stockholders' equity                                        20,581,400      20,487,000
                                                                               ------------    ------------

                                                                               $ 36,291,500    $ 37,065,200
                                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ROTONICS MANUFACTURING INC.
 CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------
Net sales                                                                     $ 10,182,300    $ 12,070,900
                                                                              ------------    ------------
Costs and expenses:
    Cost of goods sold                                                           7,812,300       8,454,300
    Selling, general and administrative expenses                                 1,993,700       2,176,000
                                                                              ------------    ------------

      Total costs and expenses                                                   9,806,000      10,630,300
                                                                              ------------    ------------

Income from operations                                                             376,300       1,440,600
                                                                              ------------    ------------
Other (expense)/income:
    Interest expense                                                              (214,800)       (237,100)
    Other (expense)/income, net                                                    (18,900)         66,900
                                                                              ------------    ------------

      Total other expense                                                         (233,700)       (170,200)
                                                                              ------------    ------------

Income before income taxes                                                         142,600       1,270,400

Income tax provision (Note 10)                                                     (75,600)       (570,400)
                                                                              ------------    ------------

Net income                                                                          67,000         700,000
                                                                              ------------    ------------

Other comprehensive income, before tax:
    Cumulative effect of adoption of SFAS 133                                      109,400            --
    Unrealized holding loss arising during the period                              (61,400)           --
    Less: reclassification adjustment for gains included in net income              (5,900)           --
                                                                              ------------    ------------
      Total other comprehensive income, before tax                                  42,100            --

Income tax expense related to items of other comprehensive income                  (16,800)           --
                                                                              ------------    ------------
      Total other comprehensive income, net of tax                                  25,300            --
                                                                              ------------    ------------

Comprehensive Income                                                          $     92,300    $    700,000
                                                                              ============    ============

Accumulated deficit, beginning of period                                      $ (2,844,500)   $ (4,798,200)
Net income                                                                          67,000         700,000
                                                                              ------------    ------------

Accumulated deficit, end of period                                            $ (2,777,500)   $ (4,098,200)
                                                                              ============    ============
Income per common share (Note 11):
    Net income:
      Basic                                                                   $        .01    $        .05
                                                                              ============    ============
      Diluted                                                                 $        .01    $        .05
                                                                              ============    ============

Weighted average number of common and common equivalent shares outstanding:
      Basic                                                                     12,906,940      15,000,489
                                                                              ============    ============
      Diluted                                                                   12,949,891      15,026,923
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ROTONICS MANUFACTURING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         September 30,
                                                                                 --------------------------
                                                                                     2000           1999
                                                                                 -----------    -----------
Cash flows from operating activities:
    Net income                                                                   $    67,000    $   700,000
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                                  672,300        669,300
      Gain on sales of equipment                                                      (1,000)       (26,300)
      Deferred income tax provision                                                   45,400        456,100
      Provision for doubtful accounts                                                 26,100         31,400
      Changes in assets and liabilities:
        Decrease in accounts receivable                                              194,900        183,400
        Decrease/(increase) in inventories                                            77,600       (462,000)
        Increase in prepaid expenses and other current assets                        (46,400)      (192,400)
        (Increase)/decrease in other assets                                           (2,000)        11,600
        (Decrease)/increase in accounts payable                                      (53,200)       280,900
        (Decrease)/increase in accrued liabilities                                   (54,100)        65,000
        Decrease in income taxes payable                                                --          (34,700)
                                                                                 -----------    -----------

Net cash provided by operating activities                                            926,600      1,682,300
                                                                                 -----------    -----------

Cash flows from investing activities:
    Repayments on notes receivable                                                    65,300         13,400
    Capital expenditures                                                            (308,100)      (369,200)
    Distribution from investment in partnership                                        1,600          1,500
    Proceeds from sales of equipment                                                   1,000         26,300
                                                                                 -----------    -----------

Net cash used in investing activities                                               (240,200)      (328,000)
                                                                                 -----------    -----------

Cash flows from financing activities:
    Borrowings under line of credit                                                3,778,900      3,666,500
    Repayments under line of credit                                               (3,994,000)    (2,382,800)
    Repayment of long-term debt                                                     (472,500)    (2,535,400)
    Proceeds from exercise of stock options                                            2,100           --
    Repurchases of common stock                                                         --         (102,700)
                                                                                 -----------    -----------

Net cash used in financing activities                                               (685,500)    (1,354,400)
                                                                                 -----------    -----------

Net increase/(decrease) in cash                                                          900           (100)

Cash at beginning of period                                                           20,800          3,300
                                                                                 -----------    -----------

Cash at end of period                                                            $    21,700    $     3,200
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                   $   226,400    $   254,400
                                                                                 ===========    ===========
      Income taxes                                                               $    80,200    $   149,600
                                                                                 ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ROTONICS MANUFACTURING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited. This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rotocast Plastic Products of Tennessee, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal years beginning after June 15, 2000. On July 1, 2000 the Company adopted SFAS 133. In connection with the adoption of SFAS 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized net loss of $61,400 during the 3 months ended September 30, 2000 has been recognized in the comprehensive income component of stockholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998.
This statement requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. The Company's reconciliation of net income, as reported, to comprehensive income, as defined, is included in the combined statements of income and comprehensive income.

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


NOTE 2 - INVENTORIES:

Inventories consist of:

                                                September 30,        June 30,
                                                   2000                 2000
                                                ------------       ------------
    Raw materials                               $  2,245,800       $  2,194,400
    Finished goods                                 5,038,200          5,167,200
                                                ------------       ------------
                                                $  7,284,000       $  7,361,600
                                                ============       ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                               September 30,        June 30,
                                                                                 2000                 2000
                                                                               ------------       ------------
      Land                                                                     $  1,039,500       $  1,039,500
      Buildings and building improvements                                         4,818,300          4,725,200
      Machinery, equipment, furniture and fixtures                               25,092,700         24,879,100
      Construction in progress                                                       50,000             48,500
                                                                               ------------       ------------
                                                                                 31,000,500         30,692,300

      Less - accumulated depreciation                                           (14,150,100)       (13,560,200)
                                                                               ------------       ------------

                                                                               $ 16,850,400       $ 17,132,100
                                                                               ============       ============

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                               September 30,        June 30,
                                                                                   2000                2000
                                                                               -------------      ------------
    Patents, net of accumulated amortization of $113,900 and $112,600          $      38,300      $     39,600
    Goodwill, net of accumulated amortization
     of $3,107,900 and $3,026,600                                                  4,349,600         4,430,800
                                                                               -------------      ------------

                                                                               $   4,387,900      $  4,470,400
                                                                               =============      ============

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2001 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate. The bank's prime rate at September 30, 2000 was 9.5% per annum. The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days. At September 30, 2000, total borrowings under the Company's line of credit was $2,100,000 of which the full amount was borrowed under the LIBOR option bearing a LIBOR interest rate of 8.1225% per annum and maturing October 16, 2000. Proceeds from the loan were used for working capital purposes. At September 30, 2000 the Company had approximately $4,900,000 available for future borrowings under the revolving line of credit. On September 1, 2000 the bank reduced the Company's LIBOR borrowing rate from LIBOR plus 2% to LIBOR plus 1.5%. On October 1, 2000 the bank extended the maturity date on the line of credit to October 1, 2002 and reduced the interest rates applicable to the line of credit to the bank's prime rate minus .25% or LIBOR interest rate plus 1%.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                               September 30,        June 30,
                                                                                   2000                2000
                                                                               -------------      ------------
    Note payable - Bank        (A)                                                  66,600        $     91,600
    Note payable - Bank        (B)                                                 161,000             186,400
    Note payable - Bank        (C)                                                 350,000             400,000
    Note payable - Bank        (D)                                                 740,000             800,000
    Note payable - Bank        (E)                                               1,700,000           1,850,000
    Note payable - Bank        (F)                                               1,826,700           1,846,700
    Note payable - Bank        (G)                                               1,733,300           1,833,300
    Note payable - Bank        (H)                                               1,160,000           1,200,000
    Other                                                                            6,300               8,400
                                                                               -----------        ------------
                                                                                 7,743,900           8,216,400

    Less current portion                                                          (950,500)         (1,961,700)
                                                                               -----------        ------------

                                                                                $6,793,400        $  6,254,700
                                                                                ==========        ============

(A) In fiscal 1996, the Company was advanced $500,000 on its machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $700,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,300 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option for periods up to six months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2001.

(B) In March 1997, the Company was advanced $500,000 on its second machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $625,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $8,500 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option for periods up to six months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures on May 15, 2002.

(C) In June 1997, the Company was advanced $1,000,000 on its third machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,250,000 in machinery and equipment purchases. The note is due in monthly principal installments of approximately $16,700 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option for periods up to three months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures on June 27, 2002.

(D) In 1998, the Company was advanced $1,200,000 on its fourth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note is due in monthly principal installments of $20,000 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option for periods up to three months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures on July 15, 2003.

(E) In connection with the Rotocast acquisition, the Company retired Rotocast's existing line of credit and long-term debt with a 90 day note issued by Wells Fargo Bank in the amount of $1,750,000. In April 1998, pursuant to an appraisal of Rotocast's machinery and equipment, this note was replaced with a $2,000,000 sixty month fully amortizable note. In July 1998, the note again was replaced with a $3,000,000 sixty month fully amortizable loan. The note is due in monthly principal installments of $50,000 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures July 1, 2003.

(F) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate, (9.5% per annum at September 30, 2000), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000.

(G) In December 1999, the Company was advanced $2,000,000 on a five-year term note with Wells Fargo Bank. Proceeds from the note were used to pay down borrowings under the Company's line of credit. The note is due on monthly principal installments of approximately $33,300 plus interest at the bank's prime rate (9.5% per annum at September 30, 2000), or LIBOR interest rate option for periods up to three months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures January 1, 2005.

(H) In June 2000, the Company was advanced $1,200,000 on its sixth machinery and equipment term-loan commitment with Wells Fargo Bank. The proceeds were used to repay amounts originally borrowed under the Company's revolving line of credit to finance approximately $1,500,000 in machinery and equipment purchases. The note was due in monthly interest only payments at the bank's prime rate (9.5% per annum at September 30, 2000) or LIBOR interest rate option until August 1, 2000. At this time the note converted to a sixty month fully amortized loan due in monthly principal installments of $20,000 plus interest at the bank's prime rate or LIBOR interest rate option for periods up to three months. At September 30, 2000, the total outstanding principal was under the LIBOR option at 8.1225% per annum maturing October 16, 2000. The note is secured by the Company's machinery and equipment and matures on July 1, 2005.

     Effective October 1, 2000 the Company has available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until October 1, 2001 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

     On July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement will allow the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of September 30, 2000) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank's LIBOR rate. The agreement matures July 15, 2003.

     On September 1, 2000, the bank reduced its LIBOR interest rate option on all of the Company's outstanding debt from LIBOR plus 2% to LIBOR plus 1.5%. Then, effective October 1, 2000, the Company renegotiated its interest rate options in unison with the revolving line of credit renewal. As such, the maturity date for the line of credit was extended to October 1, 2002 and the Company's interest rates will reflect reductions from their current levels to the bank's prime rate minus .25%, LIBOR plus 1% for borrowings under the line of credit and LIBOR plus 1.25% for all other term debt. In addition, the Company consolidated all of its outstanding term debt, except the real estate loan, with the bank into one new seven-year term loan. The note will be due in monthly principal installments of approximately $72,000 plus interest at the bank's prime rate or LIBOR interest rate options. This restructuring of the Company's bank debt will result in annual cash flow savings of approximately $1.1 million (principal and interest) during the next twelve months. These amended terms have been reflected in the September 30, 2000 balance sheet presentation of current and long-term debt.


NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities consist of:

                                                                      September 30,         June 30,
                                                                           2000               2000
                                                                    ---------------       -----------
   Salaries, wages, commissions and related payables                $       625,400       $   620,000
   Other                                                                    269,500           329,000
                                                                    ---------------       -----------

                                                                    $       894,900       $   949,000
                                                                    ===============       ===========


NOTE 8 - STOCK OPTION PLAN:

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

In the first quarter of fiscal 2001, the Company issued stock options to certain key employees and directors to purchase an aggregate of 175,000 shares of the Company's common stock. The options outstanding as of September 30, 2000 are exercisable at prices ranging from $0.8125 - $1.1875 (fair market value at the date of grant). The outstanding options are exercisable as follows: 292,500 shares 100% exercisable, 15,000 shares exercisable August 2001, and 15,000 shares exercisable August 2002. At September 30, 2000, the Company had 672,500 shares available for future grants.

STOCK OPTION ACTIVITY:

                                                                Outstanding             Weighted Average
                                                                   Shares               Price Per Share
                                                                -----------             ----------------
Balance outstanding at June 30, 2000                                150,000                     $ 0.8901

Granted                                                             175,000                     $ 1.1393
Exercised                                                            (2,500)                    $ 0.8125
                                                                -----------

Balance outstanding at September 30, 2000                           322,500                     $ 1.0247
                                                                ===========

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost. At September 30, 2000, treasury stock consisted of 866 shares of common stock at a cost of $700 and at June 30, 2000, treasury stock consisted of 868 shares of common stock at a cost of $700.

The Company reinstated its buyback program in the latter part of September 2000. The Company plans to actively pursue acquiring its common shares during Fiscal 2001 as long as the market value per share continues to be under recognized by the stock market.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

                                                   For the three months ended
                                                          September 30,
                                                ------------------------------
                                                   2000                 1999
                                                ----------          ----------
      Current:
        Federal                                 $    5,000          $   29,500
        State                                       25,200              84,800
                                                ----------          ----------
                                                    30,200             114,300
                                                ----------          ----------
      Deferred:
        Federal                                     53,200             463,900
        State                                       (7,800)              7,800
                                                ----------          ----------
                                                    45,400             456,100
                                                ----------          ----------

                                                $   75,600          $  570,400
                                                ==========          ==========

At September 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $1,469,000 and $7,109,000 for federal and state income tax purposes, respectively. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2004 and 2001 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

                 Amount of unused operating loss carryforwards
                 ---------------------------------------------                      Expiration during year
                   Federal                             State                             ended June 30,
                 -----------                       -----------                      ----------------------
                 $     -                           $   405,000                                   2001
                       -                               207,000                                   2002
                       -                               452,000                                   2003
                    186,000                            273,000                                   2004
                    588,000                            444,000                                   2005
                    490,000                             89,000                                   2006
                       -                               645,000                                   2007
                       -                               603,000                                   2008
                    205,000                          1,054,000                                   2009
                       -                               396,000                                   2010
                       -                               555,000                                   2011
                       -                               477,000                                   2012
                       -                               396,000                                   2013
                       -                               850,000                                   2014
                       -                               264,000                                   2015
                 ----------                        -----------

                 $1,469,000                         $7,109,000
                 ==========                         ==========


At September 30, 2000, the Company had a federal alternative minimum tax credit of approximately $409,100 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below detail the components of the basic and diluted earning per share ("EPS") calculations:

                                              Three months ended                                 Three months ended
                                              September 30, 2000                                 September 30, 1999
                                     ------------------------------------------         ----------------------------------------
                                                                     EPS                                                EPS
                                      Income        Shares         Amount                  Income        Shares        Amount
                                      ------        ------         ------                  ------        ------        ------
Basic EPS
     Net Income                     $    67,000     12,906,940    $     .01             $   700,000    15,000,489      $     .05

Effect of dilutive stock options         -              42,951           -                     -           26,434             -
                                    -----------     ----------    ---------             -----------    ----------      ---------

Diluted EPS                         $    67,000     12,949,891    $     .01             $   700,000    15,026,923      $     .05
                                    ===========     ==========    =========             ===========    ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales for the three months ended September 30, 2000 decreased $1,888,600 to $10,182,300 compared to $12,070,900 for the same period last year. The decrease is two fold. First the prior year results included an additional week of operations due to natural quarterly cut offs which accounted for approximately $800,000 in sales reductions in comparison to the current period. The remaining $1.1 million in sales reduction is attributed to a lackluster marketplace reacting to the current uncertain economic conditions in the country. Although, the Company is currently experiencing revenue dips in its tank, refuse, custom and terracast product lines due to these market conditions, the Company realized positive growth in its marine/rivers and waterways, linen and laundry and customer tooling product lines. The latter should continue to fuel improvements in custom sales during the ensuing months. In addition, backlogs have increased slightly to $3,861,600 at September 30, 2000 compared to $3,683,900 at June 30, 2000.

Cost of goods sold increased 6.7% to 76.7% of net sales for the three months ended September 30, 2000 compared to 70% for the same period last year. The increase is primarily related to the decrease in sales volumes coupled with increases in raw material, natural gas, labor and labor related insurance and fringe costs. Management continues to react to mitigate the effects of current inflationary trends related to these costs and will strive to minimize future dilution to its gross margins.

Selling, general, and administrative expenses were $1,993,700, or 19.6% of net sales, for the three months ended September 30, 2000 compared with $2,176,000, or 18% of net sales, for the same period last year. Again, the comparative percentage increase is attributed to lower sales volumes as well as inflationary costs related to labor and labor related insurance and fringe costs. However, management is pleased that it has maintained overall SG&A costs in correlation with current operations.

Total interest expense decreased $22,300 to $214,800 for the three months ended September 30, 2000 compared to $237,100 for the same period last year. The decrease is related to a $442,000 decrease in the Company's total debt structure in comparison to amounts outstanding as of September 30, 1999 coupled with the Company's interest rate swap agreement which has mitigated rising interest costs during the last twelve months. In September and October 2000, the Company negotiated reductions in interest rates relating to its bank debt which will have a positive effect on reducing future interest costs.

Income taxes were $75,600 for the three months ended September 30, 2000 compared to $570,400 for the same period last year. The decrease is in correlation with the current period operating earnings. The major portion of the Company's tax provision is related to the deferred tax component. As the Company continues to utilize its net operating loss carryforwards, management anticipates depleting the remaining portion of its federal net operating losses during fiscal 2001, at such time this will eventually result in an increase in the Company's current federal tax liability.

Net income decreased $633,000 to 67,000, or $.01 per common share, for the three months ended September 30, 2000 compared to $700,000, or $.05 per common share, for the same period last year. The decrease is primarily attributed to the reduction in sales volumes between the two periods coupled with increased raw material and fuel costs. Even though market conditions continue to challenge positive operating results, management remains focused to build on its strengths to mitigate these adverse conditions and improve future operating results.

FINANCIAL CONDITION

Working capital increased to $10,188,700 at September 30, 2000 compared to $9,457,800 at June 30, 2000. The increase is related to the reduction in the current portion of long term debt due to the restructuring of the Company's debt with the bank net of normal fluctuations in accounts receivable, inventories, deferred taxes and accounts payable consistent with current operations. Cash flows from operations also decreased by $755,700 to $926,600 for the three months ended September 30, 2000 compared to $1,682,300 for the same period last year. The decrease is primarily attributed to the $633,000 reduction in net income between the two periods. Although operating results were down, the overall cash flows generated from operations remained quite sufficient to sustain normal cash flow requirements.

The Company expended $308,100 for property, plant, and equipment ("PP&E") during the three months ended September 30, 2000. This is slightly below prior years expenditures and is in synch with current years PP&E budget. The Company currently anticipates expending $1.5 million on capital expenditures in fiscal year 2001. The primary emphasis will be on new tooling and tooling modifications to enhance future revenues and customer satisfaction.

Net borrowings under the line of credit decreased $215,100 to $2,100,000 between June 30, 2000 and September 30, 2000. The decrease is attributed to the excess cash flows generated from operations. At September 30, 2000, the Company had $4.9 million available for future borrowings under the line of credit.

On September 1, 2000, the bank reduced its LIBOR interest rate option on all of the Company's outstanding debt from LIBOR plus 2% to LIBOR plus 1.5%. Then, effective October 1, 2000, the Company renegotiated its interest rate options in unison with the revolving line of credit renewal. As such, the maturity date for the line of credit was extended to October 1, 2002 and the Company's interest rates will reflect reductions from their current levels to the bank's prime rate minus .25%, LIBOR plus 1% for borrowings under the line of credit and LIBOR plus 1.25% for all other term debt. In addition, the Company consolidated all of its outstanding term debt, except the real estate loan, with the bank into one new seven-year term loan. The note will be due in monthly principal installments of approximately $72,000 plus interest at the bank's prime or LIBOR interest rate options. This restructuring of the Company's bank debt will result in annual cash flow savings of approximately $1.1 million. These amended terms have been reflected in the September 30, 2000 balance sheet presentation of current and long-term debt.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures, common stock repurchases and repayment of long-term debt for the foreseeable future.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal years beginning after June 15, 2000. On July 1, 2000 the Company adopted SFAS 133. In connection with the adoption of SFAS 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized net loss of $61,400 during the 3 months ended September 30, 2000 has been recognized in the comprehensive income component of stockholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. The Company's reconciliation of net income, as reported, to comprehensive income, as defined, is included in the combined statements of income and comprehensive income.

ITEM 2a. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Information regarding the Company's market risk relating to interest rate volatility was disclosed in the Company's Form 10-K for the fiscal year ended June 30, 2000 and should be read in conjunction with this interim financial information. Since June 30, 2000, there has been no significant change in the Company's exposure to market risks.

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




                                            Rotonics Manufacturing Inc.
                                            Registrant



Date:  October  26, 2000                       /s/     SHERMAN MCKINNISS
                                            ----------------------------------
                                            Sherman McKinniss
                                            President and
                                            Chief Executive Officer