Form 10-Q
period 2000-12-31
ROTONICS MANUFACTURING INC/DE
filed 2001-01-24
CIK 801873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For quarterly period ended: DECEMBER 31, 2000
                                              -----------------


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

                                  Yes /X/    No / /
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT DECEMBER 31, 2000
         -----                                 --------------------------------
         Common Shares                         12,817,387 Shares
         ($.01 stated value)
                                               Total Pages      16

                           ROTONICS MANUFACTURING INC.

                                      INDEX

                                                                                          PAGE NUMBER
                                                                                          -----------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheets -
                      December 31, 2000 (Unaudited)
                      and June 30, 2000 (Audited)                                                   3

                    Consolidated Statements of Operations, Comprehensive Income/(Loss)
                       and Accumulated Deficit -
                      Three Months and Six Months Ended December 31, 2000
                      and 1999 (Unaudited)                                                          4

                   Consolidated Statements of Cash Flows -
                      Six Months Ended December 31, 2000
                      and 1999 (Unaudited)                                                          5

                    Notes to Consolidated Financial Statements                                      6

          Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                11

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                                                15

SIGNATURES                                                                                         16

                               PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                ROTONICS MANUFACTURING INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                  2000                2000
                                                                                              ------------        ------------
                                                                                              (Unaudited)           (Audited)
                                                               ASSETS
Current assets:
    Cash                                                                                      $     24,800        $     20,800
    Accounts receivable, net of allowance for doubtful accounts
      of $136,200 and $142,000, respectively (Notes 5 and 6)                                     4,858,500           6,151,500
    Notes receivable                                                                                  -                 17,700
    Inventories (Notes 2, 5 and 6)                                                               7,501,300           7,361,600
    Deferred income taxes, net (Note 10)                                                         1,016,600           1,092,200
    Prepaid expenses and other current assets                                                      572,300             222,300
                                                                                              ------------        ------------

               Total current assets                                                             13,973,500          14,866,100

Notes receivable, less current portion                                                             342,100             418,000
Investment in Partnership                                                                          117,100             120,300
Property, plant and equipment, net (Notes 3, 5 and 6)                                           16,587,600          17,132,100
Intangible assets, net (Note 4)                                                                  4,305,400           4,470,400
Other assets                                                                                        55,200              58,300
                                                                                              ------------        ------------

                                                                                              $ 35,380,900        $ 37,065,200
                                                                                              ============        ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 6)                                                $    948,300        $  1,961,700
    Accounts payable                                                                             2,298,900           2,497,600
    Accrued liabilities (Note 7)                                                                   765,800             949,000
                                                                                              ------------        ------------

               Total current liabilities                                                         4,013,000           5,408,300

Bank line of credit (Note 5)                                                                     1,887,300           2,315,100
Long-term debt, less current portion (Note 6)                                                    6,768,300           6,254,700
Deferred income taxes, net (Note 10)                                                             2,453,200           2,600,100
                                                                                              ------------        ------------

               Total liabilities                                                                15,121,800          16,578,200
                                                                                              ------------        ------------

Stockholders' equity:
    Common stock, stated value $.01: authorized 20,000,000 shares;
      issued and outstanding 12,814,121 and 12,905,721 shares, respectively,
      net of treasury shares (Note 9)                                                           23,249,000          23,331,500
    Accumulated other comprehensive loss                                                           (35,800)             -
    Accumulated deficit                                                                         (2,954,100)         (2,844,500)
                                                                                              ------------        ------------

               Total stockholders' equity                                                       20,259,100          20,487,000
                                                                                              ------------        ------------

                                                                                              $ 35,380,900        $ 37,065,200
                                                                                              ============        ============

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME/(LOSS) AND
                              ACCUMULATED DEFICIT
                                   (Unaudited)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 DECEMBER 31,                      DECEMBER 31,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
Net sales                                               $  9,159,000     $ 10,262,600     $ 19,341,300     $ 22,333,500
                                                        ------------     ------------     ------------     ------------
Costs and expenses:
   Cost of goods sold                                      7,211,400        7,377,500       15,023,700       15,831,800
   Selling, general and
     and administrative expenses                           2,068,000        1,999,000        4,061,700        4,175,000
                                                        ------------     ------------     ------------     ------------
       Total costs and expenses                            9,279,400        9,376,500       19,085,400       20,006,800
                                                        ------------     ------------     ------------     ------------

(Loss)/income from operations                               (120,400)         886,100          255,900        2,326,700
                                                        ------------     ------------     ------------     ------------
Other (expense)/income:
   Interest expense                                         (192,500)        (211,000)        (407,300)        (448,100)
   Other income/(expense), net                                15,900           26,400           (3,000)          93,300
                                                        ------------     ------------     ------------     ------------
      Total other expenses                                  (176,600)        (184,600)        (410,300)        (354,800)
                                                        ------------     ------------     ------------     ------------

(Loss)/income before income taxes                           (297,000)         701,500         (154,400)       1,971,900

Income tax benefit/(provision) (Note 10)                     120,400         (300,300)          44,800         (870,700)
                                                        ------------     ------------     ------------     ------------

Net (loss)/income                                           (176,600)         401,200         (109,600)       1,101,200
                                                        ------------     ------------     ------------     ------------

Other comprehensive loss, before tax:
   Cumulative effect of adoption of SFAS 133                    -               -              109,400             -
   Unrealized holding loss arising during the period         (96,500)           -             (157,900)            -
   Less: Reclassification adjustments for gains
    included in net income/(loss)                             (5,300)           -              (11,200)            -
                                                        ------------     ------------     ------------     ------------
    Total other comprehensive loss before tax               (101,800)           -              (59,700)            -
   Income tax benefit related to items of other
    comprehensive loss                                        40,700            -               23,900             -
                                                        ------------     ------------     ------------     ------------
    Total other comprehensive loss, net of tax               (61,100)           -              (35,800)            -
                                                        ------------     ------------     ------------     ------------

Comprehensive (loss)/income                             $   (237,700)    $    401,200     $   (145,400)    $  1,101,200
                                                        ============     ============     ============     ============

Accumulated deficit, beginning of period                $ (2,777,500)    $ (4,098,200)    $ (2,844,500)    $ (4,798,200)
   Net (loss)/income                                        (176,600)         401,200         (109,600)       1,101,200
                                                        ------------     ------------     ------------     ------------
Accumulated deficit, end of period                      $ (2,954,100)    $ (3,697,000)    $ (2,954,100)    $ (3,697,000)
                                                        ============     ============     ============     ============

(Loss)/income per common share (Note 11):

   Net (loss)/income:
     Basic                                              $       (.01)    $        .02     $       (.01)    $        .07
                                                        ============     ============     ============     ============
     Diluted                                            $       (.01)    $        .02     $       (.01)    $        .07
                                                        ============     ============     ============     ============

Weighted average number of common and
common equivalent shares outstanding:
    Basic                                                 12,864,322       14,977,754       12,885,931       14,989,119
                                                        ============     ============     ============     ============
      Diluted                                             12,864,322       15,022,481       12,885,931       15,033,846
                                                        ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                           ROTONICS MANUFACTURING INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          -----------        -----------
Cash flows from operating activities:
    Net (loss)/income                                                     $  (109,600)       $ 1,101,200
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
      Depreciation and amortization                                         1,344,700          1,333,600
      Loss/(gain) on sale of equipment                                          4,100            (23,900)
      Deferred income tax (benefit)/provision                                 (71,300)           680,000
      Provision for doubtful accounts                                          50,100             (2,600)
      Changes in assets and liabilities:
        Decrease in accounts receivable                                     1,242,900            530,000
        Increase in inventories                                              (139,700)        (1,010,500)
        Increase in prepaid expenses and other current assets                (350,000)           (98,300)
        Decrease in other assets                                                3,100              7,800
        Decrease in accounts payable                                         (198,700)          (334,200)
        (Decrease)/increase in accrued liabilities                           (219,000)            15,500
        Decrease in income taxes payable                                           --            (43,000)
                                                                          -----------        -----------
Net cash provided by operating activities                                   1,556,600          2,155,600
                                                                          -----------        -----------
Cash flows from investing activities:
    Repayments on notes receivable, net                                        93,600             37,900
    Capital expenditures                                                     (642,200)          (590,100)
    Distribution from investment in partnership                                 3,200              2,300
    Proceeds from sale of equipment                                             2,900             25,100
                                                                          -----------        -----------
Net cash used in investing activities                                        (542,500)          (524,800)
                                                                          -----------        -----------
Cash flows from financing activities:
    Borrowings under line of credit                                         5,404,200          6,295,100
    Repayments under line of credit                                        (5,832,000)        (6,755,800)
    Proceeds from issuance of long-term debt                                6,050,000          2,000,000
    Repayment of long-term debt                                            (6,549,800)        (3,069,400)
    Repurchases of common stock                                               (84,600)          (102,800)
    Proceeds from issuance of common stock                                      2,100              2,000
                                                                          -----------        -----------
Net cash used in financing activities                                      (1,010,100)        (1,630,900)
                                                                          -----------        -----------
Net increase/(decrease) in cash                                                 4,000               (100)
Cash at beginning of period                                                    20,800              3,300
                                                                          -----------        -----------
Cash at end of period                                                     $    24,800        $     3,200
                                                                          ===========        ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                            $   423,400        $   465,500
                                                                          ===========        ===========
      Income taxes                                                        $   156,200        $   115,000
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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal years beginning after June 15, 2000. On July 1, 2000 the Company adopted SFAS 133. In connection with the adoption of SFAS 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized loss of $157,900 during the six months ended December 31, 2000 has been recognized in the comprehensive income component of stockholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. The Company's reconciliation of net income, as reported, to comprehensive income, as defined, is included in the combined statements of operations and comprehensive income/(loss).

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

NOTE 2 - INVENTORIES:

Inventories consist of:

                                                                                             DECEMBER 31,        JUNE 30,
                                                                                                 2000              2000
                                                                                             -----------       -----------
    Raw materials                                                                            $ 2,482,200       $ 2,194,400
    Finished goods                                                                             5,019,100         5,167,200
                                                                                             -----------       -----------

                                                                                             $ 7,501,300       $ 7,361,600
                                                                                             ===========       ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                  2000                2000
                                                                                              ------------        ------------
      Land                                                                                    $  1,039,500        $  1,039,500
      Buildings and building improvements                                                        4,834,400           4,725,200
      Machinery, equipment, furniture and fixtures                                              25,266,400          24,879,100
      Construction in progress                                                                     178,300              48,500
                                                                                              ------------        ------------
                                                                                                31,318,600          30,692,300
      Less - accumulated depreciation                                                          (14,731,000)        (13,560,200)
                                                                                              ------------        ------------

                                                                                              $ 16,587,600        $ 17,132,100
                                                                                              ============        ============

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                  2000                2000
                                                                                              ------------        ------------
      Patents, net of accumulated amortization of $115,100 and $112,600                       $     37,100        $     39,600
      Goodwill, net of accumulated amortization of $3,189,100 and $3,026,600                     4,268,300           4,430,800
                                                                                              ------------        ------------

                                                                                              $  4,305,400        $  4,470,400
                                                                                              ============        ============

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2002 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate minus .25%. The applicable bank's prime rate at December 31, 2000 was 9.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days. At December 31, 2000, total borrowings under the Company's line of credit was $1,887,300 of which $1,700,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 7.695% per annum and maturing January 15, 2001. Proceeds from the loan were used for working capital purposes. At December 31, 2000, the Company had approximately $5,112,700 available for future borrowings under the revolving line of credit. On September 1, 2000 the bank reduced the Company's LIBOR borrowing rate from LIBOR plus 2% to LIBOR plus 1.5%, and then on October 1, 2000 reduced the interest rates applicable to the line of credit to the bank's prime rate minus
 .25% or LIBOR interest rate plus 1%.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                  2000                2000
                                                                                              ------------        ------------
      Note payable - Bank   (A)                                                               $ 5,905,900         $     -
      Note payable - Bank   (B)                                                                 1,806,700           1,846,700
      Note payable - Bank                                                                            -                186,400
      Note payable - Bank                                                                            -                400,000
      Note payable - Bank                                                                            -                800,000
      Note payable - Bank                                                                            -              1,850,000
      Note payable - Bank                                                                            -                 91,600
      Note payable - Bank                                                                            -              1,833,300
      Note payable - Bank                                                                            -              1,200,000
      Other                                                                                         4,000               8,400
                                                                                              -----------         -----------
                                                                                                7,716,600           8,216,400
      Less current portion                                                                       (948,300)         (1,961,700)
                                                                                              -----------         -----------

                                                                                              $ 6,768,300         $ 6,254,700
                                                                                              ===========         ===========

(A) On October 1, 2000, the Company restructured its Credit Agreement with Wells Fargo Bank resulting in the consolidation of all of its outstanding term debt except for the real estate loan. In replacement the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank's prime rate minus .25% (9.25% per annum at December 31, 2000). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year. In connection with the restructured Credit Agreement, the Company also negotiated with the bank to reduce its interest borrowing rates on all of its outstanding term debt from the bank's prime or LIBOR plus 2% rates to the bank's prime minus .25% or LIBOR plus 1.25%. At December 31, 2000, the total outstanding principal balance was under the LIBOR option at 7.945% per annum maturing January 15, 2001. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures October 15, 2007. This restructuring of the Company's debt will result in annual cash flow savings of approximately $1.1 million (principal and interest) for the period October 2000 through September 2001.

     Effective October 1, 2000 the Company has available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until October 1, 2001 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B) In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate minus .25% (9.25% per annum at December 31, 2000), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At December 31, 2000, the total outstanding principal was under the LIBOR option at 7.945% per annum maturing January 15, 2001.

     Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of December 31, 2000) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank's LIBOR rate. The agreement matures July 15, 2003.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consists of:

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                  2000                2000
                                                                                              ------------        ------------
      Salaries, wages, commissions and related payables                                       $   488,200         $   620,000
      Other                                                                                       277,600             329,000
                                                                                              ------------        ------------
                                                                                              $   765,800         $   949,000
                                                                                              ============        ============

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

In the first quarter of fiscal 2001, the Company issued stock options to key employees and directors to purchase an aggregate of 175,000 shares of the Company's common stock. The options outstanding as of December 31, 2000 are exercisable at prices ranging from $0.8125 - $1.1875 (fair market value at the date of grant). The outstanding options are exercisable as follows: 292,500 shares 100% exercisable, 15,000 shares exercisable August 2001, and 15,000 shares exercisable August 2002. At December 31, 2000, the Company had 672,500 shares available for future grants.

STOCK OPTION ACTIVITY:

                                                                                      OUTSTANDING             WEIGHTED AVERAGE
                                                                                         SHARES               PRICE PER SHARE
                                                                                      -----------             ----------------
Balance outstanding at June 30, 2000                                                      115,000                    $0.8901

Granted                                                                                   175,000                    $1.1393
Exercised                                                                                  (2,500)                   $.08125
                                                                                        ---------

Balance outstanding at December 31, 2000                                                  322,500                    $1.0247
                                                                                        =========

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost. At December 31, 2000, treasury stock consisted of 3,266 shares of common stock at a cost of $2,600 and at June 30, 2000, treasury stock consisted of 868 shares of common stock at a cost of $700.

The Company reinstated its buyback program in the latter part of September 2000. Since this time the Company has acquired 94,100 shares of Common Stock at a total cost of $84,600 under the buyback program. In December 2000, the Company retired 91,700 of the shares acquired. The Company plans to continue to actively pursue acquiring its common shares during Fiscal 2001.

NOTE 10 - INCOME TAXES:

The components of the income tax (benefit)/provision were:

                                                         FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                 DECEMBER 31,                       DECEMBER 31,
                                                        -----------------------------       ---------------------------
                                                           2000              1999              2000             1999
                                                        ----------         ----------       ----------       ----------
      Current:
        Federal                                         $  (4,500)         $  20,500        $     500        $  50,000
        State                                                 800             55,900           26,000          140,700
                                                        ----------         ----------       ----------       ----------
                                                           (3,700)            76,400           26,500          190,700
                                                        ----------         ----------       ----------       ----------
      Deferred:
        Federal                                          (108,400)           231,800          (55,200)         695,700
        State                                              (8,300)            (7,900)         (16,100)         (15,700)
                                                        ----------         ----------       ----------       ----------
                                                         (116,700)           223,900         ( 71,300)         680,000
                                                        ----------         ----------       ----------       ----------
                                                        $(120,400)         $ 300,300        $ (44,800)       $ 870,700
                                                        ==========         ==========       ==========       ==========

At December 31, 2000, the Company had net operating loss ("NOL") carryforwards of approximately $1,469,000 and $7,109,000 for federal and state income tax purposes respectively. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2004 and 2001 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

                 AMOUNT OF UNUSED OPERATING LOSS CARRYFORWARDS
                 ---------------------------------------------                      EXPIRATION DURING YEAR
                   FEDERAL                            STATE                             ENDED JUNE 30,
                 ----------                         ----------                      ----------------------
                 $     -                            $  405,000                              2001
                       -                               207,000                              2002
                       -                               452,000                              2003
                    186,000                            273,000                              2004
                    588,000                            444,000                              2005
                    490,000                             89,000                              2006
                       -                               645,000                              2007
                       -                               603,000                              2008
                    205,000                          1,054,000                              2009
                       -                               396,000                              2010
                       -                               555,000                              2011
                       -                               477,000                              2012
                       -                               396,000                              2013
                       -                               850,000                              2014
                       -                               264,000                              2015
                 ----------                         ----------

                 $1,469,000                         $7,109,000
                 ==========                         ==========

At December 31, 2000, the Company had a federal alternative minimum tax credit of approximately $409,100 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share ("EPS") calculations:

                                                THREE MONTHS ENDED                                   THREE MONTHS ENDED
                                                 DECEMBER 31, 2000                                    DECEMBER 31, 1999
                                     ------------------------------------------            --------------------------------------

                                                                       EPS                                                 EPS
                                    (LOSS)/INCOME      SHARES         AMOUNT                INCOME         SHARES         AMOUNT
                                     ------------    -----------    -----------            ----------     ----------     --------
Basic EPS
   Net (loss)/income                 $  (176,600)    12,864,322     $     (.01)            $ 401,200      14,977,754     $    .02

Effect of dilutive stock options           -              -              -                     -              44,727         -
                                     ------------    -----------    -----------            ----------     ----------     --------

Diluted EPS                          $  (176,600)    12,864,322     $     (.01)            $ 401,200      15,022,481     $    .02
                                     ============    ==========     ===========            ==========     ==========     ========

                                                 SIX MONTHS ENDED                                     SIX MONTHS ENDED
                                                 DECEMBER 31, 2000                                    DECEMBER 31, 1999
                                     ------------------------------------------            --------------------------------------

                                                                       EPS                                                 EPS
                                    (LOSS)/INCOME      SHARES         AMOUNT                INCOME         SHARES         AMOUNT
                                     ------------    -----------    -----------            ----------     ----------     --------
Basic EPS
   Net (loss)/income                 $  (109,600)    12,885,631     $     (.01)            $1,101,200     14,989,119     $    .07

Effect of dilutive stock options           -               -              -                    -              44,727         -
                                     ------------    -----------    -----------            ----------     ----------     --------

Diluted EPS                          $  (109,600)    12,885,631     $     (.01)            $1,101,200     15,033,846     $    .07
                                     ============    ===========    ===========            ==========     ==========     ========

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net sales for the three months ended December 31, 2000 decreased almost 11% to $9,159,000 compared to $10,262,600 for the same period last year. During the last three months the climate in the marketplace continued to soften for the majority of the Company's product lines. The economic slowdown coupled with increased competition within our tank industry, recent severe weather conditions, an overall slowdown in the construction industry and unsuccessful municipal refuse container bids have attributed to the diminished sales volumes during the current period. Although a recent reduction in the federal discount rates has renewed some confidence that the economy will improve, management does not anticipate the remaining portion of Fiscal 2001 to be comparable to prior year's sales volumes.

Cost of goods sold increased 6.8% to 78.7% of net sales for the three months ended December 31, 2000, compared to 71.9% for the same period last year. The increase is primarily related to the 11% decrease in sales volumes during the quarter which has hampered the Company's ability to effectively cover fixed overhead costs and thus maintain optimal gross margins. Added to this, the Company has also incurred increases in raw material production costs, natural gas, labor and labor related insurance and fringe costs. Management is particularly concerned with rising natural gas costs which have already resulted in increased natural gas costs of $100,000 between the comparative periods. During the ensuing months management anticipates natural gas costs to continue to escalate resulting in additional monthly costs of at least $70,000. This significant rise in natural gas costs could also have an adverse effect on future raw material costs. Although management remains committed to produce positive operating results, these factors will greatly hamper their objectives during the balance of Fiscal 2001.

Selling, general and administrative expenses were $2,068,000, or 22.6% of net sales, for the three months ended December 31, 2000 compared with $1,999,000, or 19.5% of net sales, for the same period last year. Again the comparative percentage increase is attributed to the lower sales volumes as well as inflationary costs related to labor and labor related insurance and fringe costs. In addition, the Company has incurred increased legal costs related to preserving the validity of one of the Company's patents. Management will continue to monitor its SG&A costs to keep overall costs in line with current operations.

Total interest expense decreased $18,500 to $192,500 for the three months ended December 31, 2000 compared to $211,000 for the same period last year. Although operating results have been lackluster, the Company continues to generate sufficient cash flows which has decreased overall debt by approximately $400,000 in comparison to amounts outstanding as of December 31, 1999. In October 2000, the Company also negotiated reductions in the interest rates related to its bank debt. These factors, in addition to recent reductions in the federal discount rate, will continue to have a positive effect on reducing future interest costs.

The Company reported an income tax benefit of $120,400 for the three months ended December 31, 2000 compared to an income tax expense of $300,300 for the same period last year. The decrease is in correlation with the current period loss coupled with the reversal of deferred tax liabilities.

Net income decreased $577,800 to a net loss of $176,600 or ($.01) per common share, for the three months ended December 31, 2000 compared to net income of $401,200 or $.02 per common share, for the same period last year. The decrease is primarily related to the reduction in sales volume as outlined above, coupled with increased raw material, natural gas and labor related costs. Even though stagnant markets and escalating costs continue to challenge positive operating results, management remains focused to build on its strengths to mitigate as much as possible these adverse conditions. As such in December 2000, management created and filled a new Vice-President of Marketing and Sales position. The addition of this management position should help improve the Company's ability to effectively market its products and as a result improve future operating results.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net sales for the six months ended December 31, 2000 decreased 13.4% to $19,341,300 compared to the $22,333,500 for the same period last year. The decrease is two fold. First, the prior year results included an additional week of operations due to the natural cut-offs which accounted for approximately $750,000 in sales reductions in comparison to the current period. The remaining $2.2 million in sales reduction is attributed to a lackluster marketplace reacting to the current economic conditions in the country coupled with increased competition within our tank industry, recent severe weather conditions, an overall slowdown in the construction industry and unsuccessful municipal refuse container bids. Although a recent reduction in the federal discount rate has renewed some confidence that the economy will improve, management does not anticipate the remaining portion of Fiscal 2001 to be comparable to prior year's sales volumes.

Costs of goods sold increased 6.8% to 77.7% of net sales for the six months ended December 31, 2000, compared to 70.9% for the same period last year. The increase is primarily related to the 13.4% decrease in sales volumes during the current period which has hampered the Company's ability to effectively cover fixed overhead costs and thus maintain optimal gross margins. Added to this the Company has also incurred increases in raw material production costs, natural gas, labor and labor related insurance and fringe costs. Management is particularly concerned with rising natural gas costs which have already resulted in increased natural gas costs of $150,000 between the comparative periods. During the ensuing months, management anticipates natural gas costs to continue to escalate resulting in additional monthly costs of at least $70,000. The significant rise in natural gas costs could also have an adverse effect on future raw material costs. Although management remains committed to produce positive operating results, these factors will greatly hamper their objectives during the balance of Fiscal 2001.

Selling, general and administrative expenses were $4,061,700, or 21% of net sales, for the six months ended December 31, 2000 compared with $4,175,000, or 18.7% of net sales, for the same period last year. Again, the comparative percentage increase is attributed to the lower sales volumes as well as additional legal costs the Company has incurred related to preserving the validity of one of the Company's patents. However, overall SG&A costs are down approximately $113,000 as a result of lower commission costs and dividends received on prior year's worker compensation policies. Management will continue to monitor its SG&A costs to keep overall costs in line with current operations.

Total interest expense decreased $40,800 to $407,300 for the six months ended December 31, 2000 compared to $448,100 for the same period last year. Although operating results have been lackluster, the Company continues to generate sufficient cash flows which have decreased overall debt by approximately $400,000 in comparison to amounts outstanding as of December 31, 1999. In October 2000, the Company also negotiated reductions in the interest rates related to its bank debt. These factors, in addition to recent reductions in the federal discount rate, will continue to have a positive effect on reducing future interest costs.

The Company reported an income tax benefit of $44,800 for the six months ended December 31, 2000 compared to an income tax expense of $870,700 for the same period last year. The decrease is in correlation with the current period loss coupled with the reversal of deferred tax liabilities.

Net income decreased $1,210,800 to a net loss of $109,600, or ($.01) per common share, for the six months ended December 31, 2000 compared to the net income of $1,101,200, or $.07 per common share, for the same period last year. The decrease is primarily related to the reduction in sales volumes as outlined above coupled with increased raw material, natural gas and labor related costs. Even though stagnant markets and escalating costs continue to challenge positive operating results, management remains focused to build on its strengths to mitigate as much as possible these adverse condition. As such, in December 2000, management created and filled a new Vice-President of Marketing & Sales position. The addition of this management position should help improve the Company's ability to effectively market its products and as a result improve future operating results.

FINANCIAL CONDITIONS

Working capital increased $502,700 to $9,960,500 at December 31, 2000 compared to $9,457,800 at June 30, 2000. The increase is related to the reduction in the current portion of long-term debt due to the restructuring of the Company's debt with the bank net of decreases primarily in accounts receivable and accounts payable consistent with current operations. Cash flows from operations remain fairly strong but decreased by $599,000 to $1,556,600 for the six months ended December 31, 2000 compared to $2,155,600 for the same period last year. The decrease is primarily related to the $1,210,800 reduction in net income and the $751,300 change in deferred taxes due to the non-utilization of the Company's NOL's in comparison to the same period last year. Although operating results are down, the overall cash flows generated from operations remain sufficient to sustain normal cash flow requirements.

The Company expended $642,200 for the property, plant and equipment ("PP&E") during the six months ended December 31, 2000. This is slightly above prior year's expenditures, but is in sync with current year's PP&E budget. The primary emphasis in Fiscal 2001 will be on new tooling and tooling modifications as well as the additional CNC router for the Gardena Facility. The Company currently anticipates expending $1.5 million on capital expenditures in Fiscal 2001.

Net borrowings under the line of credit decreased $427,800 to $1,887,300 between June 30, 2000 and December 31, 2000. The decrease is attributed to excess cash flows generated from operations, and the cash flow savings related to the Company's restructured Credit Agreement with the bank. At December 31, 2000, the Company had $5,112,700 available for future borrowing under the line of credit.

On September 1, 2000, the bank reduced its LIBOR interest rate option on all of the Company's outstanding debt from LIBOR plus 2% to LIBOR plus 1.5%. Then, effective October 1, 2000, the Company renegotiated its interest rate options in unison with the revolving line of credit renewal. As such, the maturity date for the line of credit was extended to October 1, 2002 and the Company's interest rates now reflect reductions from their prior levels to the bank's prime rate minus .25%, LIBOR plus 1% for borrowings under the line of credit and LIBOR plus 1.25% for all other term debt. In addition, the Company consolidated all of its outstanding term debt, except the real estate loan, with the bank into a new $6,050,000 seven-year term loan. The note will be due in monthly principal installments of approximately $72,000 plus interest at the bank's prime or LIBOR interest rate options. The restructuring of the Company's bank debt will result in cash flow savings of approximately $1.1 million during the period October 2000 to September 2001.

During fiscal 2001 the Company reinstated its common stock buyback program. Through December 31, 2000, the Company has acquired 94,100 shares of common stock at a total cost of $84,600. To date, 91,700 of these shares acquired have been retired. The Company plans to continue to actively acquire its common shares during Fiscal 2001 as long as the market value per share continues to be under recognized by the stock market. As of December 31, 2000, the Company had approximately 12.8 million shares of common stock outstanding.

Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures, common stock repurchases and repayment of long-term debt for the foreseeable future.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities as amended in June, 1999 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all Fiscal years beginning after June 15, 2000. On July 1, 2000, the Company adopted SFAS No. 133. In connection with the adoption of SFAS No. 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS No. 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized loss of $157,900 during the six months ended December 31, 2000 has been recognized in the comprehensive income component of stockholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in the financial statements for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under accounting principals generally accepted in the United States are included in comprehensive income, but excluded from net income. The Company's reconciliation of net income, as reported, to comprehensive income, as defined, is included in the combined statements of income and comprehensive income.

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




                                       Rotonics Manufacturing Inc.
                                       Registrant



Date: January 23, 2001                 /s/ SHERMAN MCKINNISS
                                       -----------------------------------------
                                       Sherman McKinniss
                                       President and
                                       Chief Executive Officer