Form 10-Q
period 2001-03-31
ROTONICS MANUFACTURING INC/DE
filed 2001-05-02
CIK 801873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2001

Commission File number: 1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2467474 (I.R.S. Employer Identification Number)
17022 South Figueroa Street, Gardena, California (Address of principal executive offices)	90248 (Zip Code)

(310) 538-4932
(Registrant's telephone number, including area code)

Not Applicable
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2001

Common Shares ($.01 stated value)	12,785,585 Shares

Total Pages 19

ROTONICS MANUFACTURING INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1—Financial Statements
Consolidated Balance Sheets—
March 31, 2001 (Unaudited)
and June 30, 2000 (Audited)	3
Consolidated Statements of Income, Comprehensive Loss and
Accumulated Deficit—
Three Months and Nine Months Ended March 31, 2001
and 2000 (Unaudited)	4
Consolidated Statements of Cash Flows—
Nine Months Ended March 31, 2001
and 2000 (Unaudited)	5
Notes to Consolidated Financial Statements	6
Item 2—Management's Discussion and Analysis of
Financial Condition and Results of Operations	13
PART II. OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	18
SIGNATURES	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	June 30, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$25,200	$20,800
Accounts receivable, net of allowance for doubtful accounts of $156,400 and $142,000, respectively (Notes 5 and 6)	5,306,300	6,151,500
Notes receivable	5,000	17,700
Inventories (Notes 2, 5 and 6)	7,537,400	7,361,600
Deferred income taxes, net (Note 10)	800,600	1,092,200
Prepaid expenses and other current assets	421,000	222,300

Total current assets	14,095,500	14,866,100
Notes receivable, less current portion	319,600	418,000
Investment in partnership	114,600	120,300
Property, plant and equipment, net (Notes 3, 5 and 6)	16,216,200	17,132,100
Intangible assets, net (Note 4)	4,223,000	4,470,400
Other assets	117,100	58,300

	$35,086,000	$37,065,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$945,800	$1,961,700
Accounts payable	2,245,700	2,497,600
Accrued liabilities (Note 7)	762,600	949,000

Total current liabilities	3,954,100	5,408,300
Bank line of credit (Note 5)	1,792,800	2,315,100
Long-term debt, less current portion (Note 6)	6,532,300	6,254,700
Deferred income taxes, net (Note 10)	2,376,100	2,600,100

Total liabilities	14,655,300	16,578,200

Stockholders' equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,783,620 and 12,905,721 shares, respectively, net of treasury shares (Note 9)	23,222,100	23,331,500
Accumulated other comprehensive loss	(96,700)	—
Accumulated deficit	(2,694,700)	(2,844,500)

Total stockholders' equity	20,430,700	20,487,000

	$35,086,000	$37,065,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME,
COMPREHENSIVE LOSS AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net sales	$9,716,000	$11,274,700	$29,057,300	$33,608,200

Costs and expenses:
Cost of goods sold	7,244,000	8,589,800	22,267,700	24,421,600
Selling, general and administrative expenses	1,896,900	1,953,300	5,958,600	6,128,300

Total costs and expenses	9,140,900	10,543,100	28,226,300	30,549,900

Income from operations	575,100	731,600	831,000	3,058,300

Other (expense)/income:
Interest expense	(178,100)	(264,000)	(585,400)	(712,100)
Other income/(expense), net	26,000	29,300	23,000	122,600

Total other expenses	(152,100)	(234,700)	(562,400)	(589,500)

Income before income taxes	423,000	496,900	268,600	2,468,800
Income tax provision (Note 10)	(163,600)	(168,100)	(118,800)	(1,038,800)

Net income	259,400	328,800	149,800	1,430,000

Other comprehensive loss, before tax:
Cumulative effect of adoption of SFAS 133	—	—	109,400	—
Unrealized holding loss arising during the period	(102,300)	—	(260,200)	—
Less: Reclassification adjustments for (gains)/losses included in net income	800	—	(10,400)	—

Total other comprehensive loss before tax	(101,500)	—	(161,200)	—
Income tax benefit related to items of other comprehensive loss	40,600	—	64,500	—

Total other comprehensive loss, net of tax	(60,900)	—	(96,700)	—

Comprehensive income	$198,500	$328,800	$53,100	$1,430,000

Accumulated deficit, beginning of period	$(2,954,100)	$(3,697,000)	$(2,844,500)	$(4,798,200)
Net income:	259,400	328,800	149,800	1,430,000

Accumulated deficit, end of period	$(2,694,700)	$(3,368,200)	$(2,694,700)	$(3,368,200)

Income per common share (Note 11):
Net income:
Basic	$.02	$.03	$.01	$.10

Diluted	$.02	$.03	$.01	$.10

Weighted average number of common and common equivalent shares outstanding:
Basic	12,799,326	13,020,632	12,855,848	14,337,729

Diluted	12,799,326	13,070,467	12,870,218	14,387,564

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$149,800	$1,430,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,004,500	2,000,200
Loss/(gain) on sale of equipment	4,100	(23,700)
Deferred income tax provision	67,600	830,400
Provision for doubtful accounts	75,700	9,700
Changes in assets and liabilities:
Decrease in accounts receivable	769,500	114,300
Increase in inventories	(175,800)	(1,209,000)
Increase in prepaid expenses and other current assets	(198,700)	(24,400)
(Increase)/decrease in other assets	(58,800)	17,100
(Decrease)/increase in accounts payable	(251,700)	212,000
Decrease in accrued liabilities	(283,100)	(192,700)
Decrease in income taxes payable	—	(43,000)

Net cash provided by operating activities	2,103,100	3,120,900

Cash flows from investing activities:
Repayments on notes receivable, net	111,100	80,300
Capital expenditures	(848,200)	(1,201,800)
Distribution from investment in partnership	5,700	3,900
Proceeds from sale of equipment	2,900	26,400

Net cash used in investing activities	(728,500)	(1,091,200)

Cash flows from financing activities:
Borrowings under line of credit	7,764,000	11,932,000
Repayments under line of credit	(8,286,300)	(9,389,500)
Proceeds from issuance of long-term debt	6,050,000	2,000,000
Repayment of long-term debt	(6,788,300)	(3,668,500)
Payment of common stock dividends	(200)	(2,800)
Repurchases of common stock	(111,400)	(2,903,000)
Proceeds from issuance of common stock	2,000	2,000

Net cash used in financing activities	(1,370,200)	(2,029,800)

Net increase/(decrease) in cash	4,400	(100)
Cash at beginning of period	20,800	3,300

Cash at end of period	$25,200	$3,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$605,100	$699,000

Income taxes	$156,200	$374,700

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—INTERIM REPORTING:

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

Impact of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal years beginning after June 15, 2000. On July 1, 2000 the Company adopted SFAS 133. In connection with the adoption of SFAS 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized loss of $260,200 during the nine months ended March 31, 2001 has been recognized in the comprehensive income component of stockholders' equity.

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

    On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements. The Company will adopt this requirement during the fourth quarter of Fiscal 2001.

    The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales. The Company will adopt this requirement during the fourth quarter of fiscal 2001. There will be no impact on net income as a result of the adoption of EITF00-10.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.

NOTE 2—INVENTORIES:

    Inventories consist of:

	March 31, 2001	June 30, 2000
Raw materials	$2,490,100	$2,194,400
Finished goods	5,047,300	5,167,200

	$7,537,400	$7,361,600

NOTE 3—PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of:

	March 31, 2001	June 30, 2000
Land	$1,039,500	$1,039,500
Buildings and building improvements	4,870,700	4,725,200
Machinery, equipment, furniture and fixtures	25,413,800	24,879,100
Construction in progress	200,600	48,500

	31,524,600	30,692,300
Less—accumulated depreciation	(15,308,400)	(13,560,200)

	$16,216,200	$17,132,100

NOTE 4—INTANGIBLE ASSETS:

    Intangible assets consist of:

	March 31, 2001	June 30, 2000
Patents, net of accumulated amortization of $116,300 and $112,600	$35,900	$39,600
Goodwill, net of accumulated amortization of $3,270,300 and $3,026,600	4,187,100	4,430,800

	$4,223,000	$4,470,400

NOTE 5—BANK LINE OF CREDIT:

    The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2002 and is secured by the Company's machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank's prime rate minus .25%. The applicable bank's prime rate at March 31, 2001 was 8.25% per annum. The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 2001, total borrowings under the Company's line of credit was $1,792,800 of which $1,650,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 6.05625% per annum and maturing April 16, 2001. Proceeds from the loan were used for working capital purposes. At March 31, 2001 the Company had approximately $5,207,200 available for future borrowing under the revolving line of credit. On September 1, 2000 the bank reduced the Company's LIBOR borrowing rate from LIBOR plus 2% to LIBOR plus 1.5% and then on October 1, 2000 reduced the interest rates applicable to the line of credit to the Bank's prime rate minus .25% or LIBOR interest rate plus 1%.

NOTE 6—LONG-TERM DEBT:

    Long-term debt consists of:

	March 31, 2001	June 30, 2000
Note payable—Bank (A)	$5,689,900	$—
Note payable—Bank (B)	1,786,700	1,846,700
Note payable—Bank	—	186,400
Note payable—Bank	—	400,000
Note payable—Bank	—	800,000
Note payable—Bank	—	1,850,000
Note payable—Bank	—	91,600
Note payable—Bank	—	1,833,300
Note payable—Bank	—	1,200,000
Other	1,500	8,400

	7,478,100	8,216,400
Less current portion	(945,800)	(1,961,700)

	$6,532,300	$6,254,700

(A)
On October 1, 2000, the Company restructured its Credit Agreement with Wells Fargo Bank resulting in the consolidation of all its outstanding term debt except for the real estate loan. In replacement the bank issued a $6,050,000 seven year note due in monthly principal installments of

  $72,000 plus interest at the bank's prime rate minus .25% (8.25% per annum at March 31, 2001). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year. In connection with the restructured Credit Agreement, the Company also negotiated with the bank to reduce its interest borrowing rates on all of its outstanding term debt from the bank's prime or LIBOR plus 2% rates to the bank's prime minus .25% or LIBOR plus 1.25%. At March 31, 2001, the total outstanding principal balance was under the LIBOR option at 6.30625% per annum maturing April 16, 2001. The note is secured by the Company's machinery and equipment, accounts receivable and inventories and matures October 15, 2007. This restructuring of the Company's debt will result in annual cash flow savings of approximately $1.1 million (principal and interest) for the period October 2000 through September 2001.

  At March 31, 2001 the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank's prime or LIBOR interest rate options until October 1, 2001 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)
In July 1998, a $2,000,000 real estate loan secured by the Company's Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank's prime rate minus .25% (8.25% per annum at March 31, 2001), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At March 31, 2001, the total outstanding principal was under the LIBOR option at 6.30625% per annum maturing April 16, 2001.

  Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of March 31, 2001) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank's LIBOR rate. The agreement matures July 15, 2003.

NOTE 7—ACCRUED LIABILITIES:

    Accrued liabilities consists of:

	March 31, 2001	June 30, 2000
Salaries, wages, commissions and related payables	$410,000	$620,000
Other	352,600	329,000

	$762,600	$949,000

NOTE 8—STOCK OPTION PLAN:

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

    In Fiscal 2001, the Company issued stock options to key employees and directors, to purchase an aggregate of 193,000 shares of the Company's common stock. The options outstanding as of March 31, 2001 are exercisable at prices ranging from $0.8125—$1.1875 (fair market value at the date of grant). The outstanding options are exercisable as follows: 277,500 shares 100% exercisable, 15,000 shares exercisable August 2001, 6,000 shares exercisable January 2002, 15,000 shares exercisable August 2002, 6,000 shares exercisable January 2003, and 6000 shares exercisable January 2004. At March 31, 2001 the Company had 669,500 shares available for future grants.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2000	150,000	$0.8875
Granted	193,000	$1.1146
Exercised	(2,500)	$0.8125
Cancelled	(15,000)	$1.1250

Balance outstanding at March 31, 2001	325,500	$1.0118

NOTE 9—COMMON STOCK:

    Treasury stock is recorded at cost. At March 31, 2001, treasury stock consisted of 1,965 shares of common stock at a cost of $1,600 and at June 30, 2000, treasury stock consisted of 868 shares of common stock at a cost of $700.

    The Company reinstated its buyback program in the latter part of September 2000. Since this time the Company has acquired 124,600 shares of Common Stock at a total cost of $111,400 under the buyback program. As of March 31, 2001, the Company has retired 123,500 of the shares acquired. The Company plans to continue to actively pursue acquiring its common shares.

NOTE 10—INCOME TAXES:

    The components of the income tax provision were:

	For the three months ended March 31,		For the nine months ended March 31,
	2001	2000	2001	2000
Current:
Federal	$14,600	$16,500	$15,100	$66,500
State	10,100	1,200	36,100	141,900

	24,700	17,700	51,200	208,400

Deferred:
Federal	150,700	158,200	95,500	853,900
State	(11,800)	(7,800)	(27,900)	(23,500)

	138,900	150,400	67,600	830,400

	$163,600	$168,100	$118,800	$1,038,800

    At March 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $1,445,900 and $7,107,300 for federal and state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2004 and 2001 for federal and state purposes, respectively, if not utilized. The federal and state NOL carryforwards expire as follows:

Amount of unused operating loss carryforwards
		Expiration during year ended June 30,
Federal	State
$—	$404,700	2001
—	207,300	2002
—	451,500	2003
162,100	272,800	2004
588,200	444,400	2005
490,200	89,000	2006
—	645,300	2007
—	603,100	2008
205,400	1,053,600	2009
—	395,400	2010
—	555,300	2011
—	476,700	2012
—	395,300	2013
—	850,400	2014
—	262,500	2015

$1,445,900	$7,107,300

    At March 31, 2001, the Company had a federal alternative minimum tax credit of approximately $415,200 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

NOTE 11—COMPUTATION OF EARNINGS PER SHARE:

    Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

    The tables below detail the components of the basic and diluted earning per share ("EPS") calculations:

	Three months ended March 31, 2001			Three months ended March 31, 2001
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$259,400	12,799,326	$.02	$328,800	13,020,632	$.03
Effect of dilutive stock options	—	—	—	—	49,835	—

Diluted EPS	$259,400	12,799,326	$.02	$328,800	13,070,467	$.03

	Nine months ended March 31, 2001			Nine months ended March 31, 2000
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$149,800	12,855,848	$.01	$1,430,000	14,337,729	$.10
Effect of dilutive stock options	—	14,370	—	—	49,835	—

Diluted EPS	$149,800	12,870,218	$.01	$1,430,000	14,387,564	$.10

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

Results of Operations—Three Months Ended March 31, 2001 and 2000

    Net sales for the three months ended March 31, 2001 decreased 14% to $9,716,000 compared to $11,274,700 for the same period last year. The Company did post a 6% improvement in sales volumes in comparison to the last quarter, but still continues to be impacted by the ongoing downturn affecting the country's manufacturing sector. In addition to the economic slowdown, the Company's sales volumes have been impacted by increased competition within the Company's tank, bin lid and custom product lines as well as unsuccessful refuse container bids. As the Company moves into the last quarter of Fiscal 2001, management is optimistic that recent improvements in consumer confidence will have a positive effect on future sales volumes but does not anticipate regaining sales volumes lost in prior quarters.

    Cost of goods sold decreased 1.6% to 74.6% of net sales for the three months ended March 31, 2001 compared to 76.2% for the same period last year. In spite of rising raw material costs and a $280,000 increase in natural gas costs during the quarter, management attributes the decrease to instituted sales price increases, improved manufacturing efficiencies which have reduced scrap output and instituted wage reductions. Management plans to continue to monitor these efforts to optimize gross margins during ensuing periods. In particular, management is closely monitoring future natural gas costs. Although, natural gas costs have declined from their highs in the third quarter, management anticipates overall utility costs, as well as rising insurance costs, to continue to hamper maintaining optimal gross margins.

    Selling, general and administrative expenses were $1,896,900, or 19.5% of net sales, for the three months ended March 31, 2001 compared to $1,953,300, or 17.3% of net sales, for the same period last year. Although overall SG&A costs are below prior year levels, the comparative percentage increase is due to the lower sales volumes as well as inflationary costs related to labor related insurance and fringe costs. Current economic conditions indicate that these labor related costs will continue to rise in Fiscal 2002. Management will strive to mitigate the negative impact of these potential increased costs to preserve positive operating results.

    Total interest expense decreased $85,900 to $178,100 for the three months ended March 31, 2001 compared to $264,000 for the same period last year. Although operating results have been lackluster, the Company continues to generate sufficient cash flows which has decreased the Company's total debt structure by approximately $1.3 million in comparison to amounts outstanding as of June 30, 2000. This factor, coupled with recent negotiated interest rate reductions related to the Company's bank debt and 2% drop in the Federal Discount Rate since the beginning of 2001, will continue to have a positive effect on reducing future interest costs.

    Net income decreased $69,400 to $259,400, or $.02 per common share, for the three months ended March 31, 2001 compared to net income of $328,800, or $.03 per common share, for the same period last year. Even though sales volumes were below comparative prior year levels, earnings were strong reflecting an improvement over the preceding quarter's results. Management attributes this improvement to improved operating efficiencies and management driven cost reductions. In spite of recent improvements in consumer confidence, management believes the manufacturing sector will continue to face ongoing challenges in its efforts to increase sales volumes, optimize operating results and absorb inflationary raw material, utility and labor related costs. As such, management remains focused to build on its strengths and minimize these adverse conditions as much as possible.

Results of Operations—Nine Months ended March 31, 2001 and 2000

    Net sales for the nine months ended March 31, 2001 decreased 13.5% to $29,057,300 compared to $33,608,200 for the same period last year. The decrease is two-fold. First, the prior year results included an additional week of operations due to natural cut-offs which accounted for approximately $750,000 in sales reductions in comparison to the current period. The remaining $3.8 million in sales reduction is linked primarily to the lackluster economy which has affected all of the Company's product lines. In addition, heightened competition in reaction to the stagnant marketplace has further diminished sales volumes within the Company's tank, bin lid and custom product lines. The Company has also lost market share due to unsuccessful refuse container bids accounting for approximately $1 million in sales reductions during the comparative periods.

    Cost of goods sold increased 3.9% to 76.6% of net sales for the nine months ended March 31, 2001, compared to 72.7% for the same period last year. The increase is related both to the 13.5% decline in sales volumes during the current period as well as escalating raw material production costs, natural gas and labor related insurance and fringe costs. Management has been particularly concerned with volatile natural gas costs which have already resulted in increased natural gas costs of $430,000 between the comparative periods. During the third quarter, management effectively mitigated the effects of these rising costs with ongoing sales price increases, improved manufacturing efficiencies which have reduced scrap output and instituted wage reductions. It is management's opinion that utility costs will continue to plague our industry and also cause future rises in raw material costs. These costs coupled with escalating wage related insurance costs will hamper maintaining optimal gross margins during the ensuing months. As such, management plans to closely monitor and to actively respond to fluctuations in these costs.

    Selling, general and administrative expenses were $5,958,600 or 20.5% of net sales, for the nine months ended March 31, 2001, compared with $6,128,300, or 18.2% or net sales for the same period last year. Again, the comparative percentage increase is attributed to the lower sales volumes. However, overall SG&A costs are down approximately $169,700 as a result of lower commission and advertising costs. Management does anticipate increased costs in connection with labor related insurance in Fiscal 2002 and will strive to mitigate any negative impact to our operating results.

    Total interest expense decreased $126,700 to $585,400 for the nine months ended March 31, 2001 compared to $712,100 for the same period last year. Although, operating results have been lackluster, the Company continues to generate sufficient cash flows which has decreased the Company's total debt structure by approximately $1.3 million in comparison to amounts outstanding as of June 30, 2000. This factor, coupled with recent negotiated interest rate reductions related to the Company's Bank Debt and the 2% drop in the Federal Discount Rate since the beginning of 2001, will continue to have a positive effect on reducing future interest costs.

    Income taxes were $118,800 for the nine months ended March 31, 2001, compared to $1,038,800 for the same period last year. The decrease is consistent with current operating results resulting in the diminished utilization of the Company's net operating loss carryforward.

    Net income decreased $1,280,200 to $149,800, or $.01 per common share, for the nine months ended March 31, 2001 compared to net income of $1,430,000 or $.10 per common share, for the same period last year. The decrease is primarily due to the decline in sales volumes as outlined above, coupled with increased raw material, natural gas and labor related costs. In the third quarter the Company reported improvements in sales volumes which coupled with improved operating efficiencies and management driven cost reductions helped mitigate these escalating operating costs. In spite of recent improvements in consumer confidence, management believes the manufacturing sector will continue to face ongoing challenges in its efforts to increase sales volumes optimize operating results and absorb inflationary raw material, utility and labor related costs. As such, management remains focused to build on its strengths and minimize these adverse conditions as much as possible.

    Earnings before interest, taxes depreciation and amortization ("EBITDA") was $2,858,500 for the nine months ended March 31, 2001, although EBITDA is not a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States, it is a relevant internal measurement of the Company's operations and cash flows, as such, in spite of the numerous challenges faced this year, the Company continues to generate sufficient cash flows from operations enabling the Company to easily meet its working capital needs, to service and reduce its debt and continue to common stock buyback program.

Financial Condition

    Working capital increased $683,600 to $10,141,400 at March 31, 2001 compared to $9,457,800 at June 30, 2000. The increase is related to the reduction in the current portion of long-term debt due to the restructuring or the Company's debt with the bank net of decreases primarily in accounts receivable, accounts payable and accrued liabilities consistent with current operations. Cash flows from operations remain fairly strong but decreased by $1,017,800 to $2,103,100 for the nine months ended March 31, 2001 compared to $3,120,900 for the same period last year. The decrease is primarily related to the $1,280,200 reduction in net income and the $762,800 change in deferred taxes due to the non-utilization of the Company's NOL's net of normal fluctuations in accounts receivables, inventories and accounts payable consistent with current year operations. Although operating results are down, the overall cash flows generated from operations remain sufficient to sustain normal cash flow requirements.

    The Company expended $848,200 for property, plant and equipment ("PP&E") during the nine months ended March 31, 2001. This reflects a $353,600 reduction in comparison to prior year's expenditures, but is in sync with current year's PP&E budget. The primary emphasis in Fiscal 2001 has been on new tooling and tooling modifications as well as the additional CNC router for the Gardena Facility. The Company currently anticipates total capital expenditures to be $1.1-$1.2 million in Fiscal 2001.

    Net borrowings under the line of credit decreased $522,300 to $1,792,800 between June 30, 2000 and March 31, 2001. The decrease is attributed to excess cash flows generated from operations and the cash flow savings related to the Company's restructured Credit Agreement with the bank. At March 31, 2001, the Company had $5,207,200 available for future borrowing under the line of credit.

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

    During Fiscal 2001 the Company reinstated its common stock buyback program. Through March 31, 2001, the Company has acquired 124,600 shares of common stock at a total cost of $111,400. To date, 123,500 of these shares acquired have been retired. The Company plans to continue to actively acquire its common shares as long as the market value per share continues to be under recognized by the stock market. As of March 31, 2001 the Company had approximately 12,786,000 shares of common stock outstanding.

    Cash flows from operations in conjunction with the Company's revolving line of credit and machinery and equipment loan commitment are expected to meet the Company's needs for working capital, capital expenditures common stock repurchases and repayment of long term debt for the foreseeable future.

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities as amended in June, 1999 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all Fiscal years beginning after June 15, 2000. On July 1, 2000, the Company adopted SFAS No. 133. In connection with the adoption of SFAS No. 133, the Company's interest rate swap was designated as a hedge. On the initial adoption date of SFAS No. 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income. The related unrealized loss of $260,200 during the nine months ended March 31, 2001 has been recognized in the comprehensive income component of stockholders' equity.

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

    On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements. The Company will adopt this requirement during the fourth quarter of Fiscal 2001.

    The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales. The Company will adopt this requirement during the fourth quarter of Fiscal 2001. There will be no impact on net income as a result of the adoption of EITF00-10.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.

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

ROTONICS MANUFACTURING INC. Registrant
Date: May 1, 2001	By:	/s/ SHERMAN MCKINNISS Sherman McKinniss President and Chief Executive Officer

QuickLinks

ROTONICS MANUFACTURING INC. INDEX
PART I. FINANCIAL INFORMATION
ROTONICS MANUFACTURING INC. CONSOLIDATED BALANCE SHEETS
ROTONICS MANUFACTURING INC. CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE LOSS AND ACCUMULATED DEFICIT (Unaudited)
ROTONICS MANUFACTURING INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ROTONICS MANUFACTURING INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ROTONICS MANUFACTURING INC. PART II. OTHER INFORMATION
SIGNATURES