Form 10-K405
period 2001-06-30
ROTONICS MANUFACTURING INC/DE
filed 2001-09-25
CIK 801873

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

Commission file number 1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2467474

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17022 South Figueroa Street
Gardena, California	90248

(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 stated par value)	American Stock Exchange

Titles of each class	Name of each Exchange
on which registered

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 6, 2001, was $4,330,400 (1).

The number of shares of common stock outstanding at September 6, 2001 was 12,812,262.

(1)         Excludes 7,038,430 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at September 6, 2001.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part

Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on December 3, 2001	III

PART I

Item 1.   Business

Introduction

Rotonics Manufacturing Inc. (the “Company”) was founded as an Illinois Corporation, and was reincorporated in Delaware in December 1986.  Effective July 1, 1991, the Company merged with Rotonics Molding, Inc.-Chicago  (“Rotonics”), with the Company being the surviving entity.  In accordance with the 1991 merger agreement, the Company issued 2,666,666 (after giving effect to a 1-for-3 reverse stock split) shares of its common stock and 4,999,997 shares of a newly issued non-voting preferred stock in exchange for all the outstanding voting stock of Rotonics.  The preferred stock, which has subsequently been redeemed, was entitled to cumulative dividends of $.09 per share per annum and had a liquidation value of $1.00 per share, plus accrued unpaid dividends in preference to any payment on the common stock.

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

In September 1991, the Company’s wholly owned subsidiary, Rotational Molding, Inc. (“RMI”), was merged into the Company and now operates as two divisions using the trade names RMI-G and RMI-I with manufacturing operations in Gardena, California and Caldwell, Idaho, respectively.

Effective January 1, 1992, the Company acquired Plastech Holdings, Inc. (“Plastech”), and its wholly owned subsidiary, Plastech International, Inc., for $1,777,070 in cash.  Plastech was headquartered in Warminster, Pennsylvania with an additional operation in Gainesville, Texas.  In July 1992, Plastech was merged with the Company and now operates as a division of the Company using the trade name RMI-T.

Effective April 1, 1995, the Company purchased certain assets and assumed certain liabilities of Custom Rotational Molding, Inc. (“CRM”) for 300,000 shares of the Company’s common stock.  The Company assumed CRM’s operations in Arleta, California.

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility.  In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to two tenants on a month-to-month term basis at $1,300 per month.

In February 1997, the Company purchased a 9.73-acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado.  The Company has since expended significant resources to refurbish the facility to house its Colorado operations.  In addition to the new facility the Company added two state of the art roto-molding machines and a CNC router to increase and enhance existing manufacturing capacity.  Also, the facility is located within an enterprise zone, which continues to provide additional benefits.  The Company leases a portion of this facility’s excess office and yard space on a long term basis at $4,000 per month.

Effective April 1, 1998, the Company merged with Rotocast International, Inc. and its wholly owned subsidiaries (“Rotocast”), with the Company being the surviving entity.  In accordance with the Merger Agreement, the Company issued 2,072,539 shared of its common stock and a $2,000,000 note payable secured by a stand-by letter of credit in exchange for all the outstanding voting stock of Rotocast.  In January 2000, the Company repurchased these shares for $2.8 million.  Upon consummation of the repurchase, the shares were retired.

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana.  These operations currently conduct business as divisions of the Company using the trade names Nutron, Rotocast of Tennessee, RMI-B and RMI-Nevada.  Prior to the merger the operations in Bossier City, Louisiana were substantially discontinued.  Rotocast was a privately held Florida corporation owned by GSC Industries, Inc. (“GSC”).  The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements.  A portion of the Nutron office building is being sub-leased on a long-term basis at $2,100 per month.  Effective April 1998, and pursuant to the Merger Agreement, Mr. Robert Grossman, a shareholder of GSC and former President of Rotocast, was named to the Company’s Board of Directors.  Following the January 2000 repurchase of the shares issued to GSC, Mr. Grossman resigned from the Board of Directors.

In conjunction with the Rotocast merger the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations.  The consolidation of these facilities has enhanced the operations of the Company’s remaining facilities, reduced its overall manufacturing overhead costs, and has allowed the Company to take greater advantage of its marketing and distribution channels since the completion of the Rotocast merger.  The consolidation of the facilities was completed in fiscal 1999. Also in fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility.

Description of Business

The Company currently has ten manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America.  These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, point of purchase display, medical waste, refuse, retail, recreation, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the roto-molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company’s manufacturing operations as part of the Rotocast merger.  Utilizing this process the Company markets a variety of parts for commercial, promotional and residential uses under the trade names Nutron and AMP.  Roto-molding is a process for molding plastic resin by rotating a mold in a heated environment while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold.  The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold.  The roto-molding process has been used for many years and continues to be recognized as a growth industry in recent years as a result of numerous ongoing business consolidations and the development of new resins.  These new resins allow roto-molded items to compete with more traditional materials such as carbon and stainless steel, especially in the fabrication of large, lightweight; one-piece molded items such as storage tanks.  Roto-molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process.  The Company’s products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, point-of-purchase displays, agricultural/livestock products, kayaks, outdoor lamp posts, furniture, planters, and other molded items.

The Company purchases resin from five major suppliers in the U.S. and Canada.  There are five additional suppliers of minor significance.  As the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals and until recent years has not generally been subject to volatile fluctuations which are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials blended with virgin materials in the manufacturing of products whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications.  The patents expire through the year 2010.  Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location as well as a growing trend to structure multi-location roto-molding businesses throughout the United States.  However, each of these businesses still compete in a geographic region which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $3,987,300 and $3,683,900 as of June 30, 2001 and 2000, respectively.  All of the backlog orders as of June 30, 2001 are expected to be filled during fiscal 2002.

The Company’s products are marketed through the in-house sales and engineering staff, various distributors and outside commission-based sales representatives.  The Company continues to build a strong, broad and diverse customer base, which covers a multitude of industries.  Since fiscal 1991, no sales to any one single customer represented a material part of the Company’s business.

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

Employees

As of June 30, 2001, the Company employed a total of 475 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

Item 2. Properties

The Company’s corporate office occupies a separate building comprising approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

Property Location	Building SquareFootage	Total Facility SquareFootage	Annual Base Rent	ExpirationDate (2)

Gardena, California (1)	42,800	183,300	$300,000	October 2001
Caldwell, Idaho	21,250	71,200	$105,600	September 2005
Bartow, Florida	46,200	174,600	$125,600	September 2004
Miami, Florida (3)	50,000	86,000	$160,200	March 2013
Gainesville, Texas (4)	-	108,900	$1,000	April 2006
Brownwood, Texas	42,800	136,120	$73,000	March 2013
Las Vegas, Nevada	30,000	90,000	$133,100	March 2013
Knoxville, Tennessee	44,000	174,240	$146,200	March 2013

(1)	The Company has an option to purchase this facility. The Company has negotiated a 10 year lease renewal which was executed September 4, 2001.
(2)	Does not give effect to any renewal options.
(3)	The Company is currently considering listing the Rotocast-Miami building (20,000 sq ft) for lease.
The Company is currently sub-leasing a portion of Nutron's office space for $2,100 per month.
(4)	Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994 the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois for the Company’s Illinois manufacturing operations.  The Texas and Illinois facilities are currently encumbered by a combined $1.77 million mortgage.  In February 1997 the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado for the Company’s Colorado manufacturing operations. The Company currently leases a portion of this facility for $4,000 per month. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production and office space) in Deerfield, Wisconsin which was vacated in December 1995 by the Company and its operations incorporated into the Illinois facility.  The Wisconsin facility is currently leased to two unrelated lessees for $1,300 per month.  In January 2000, the Company leased merchandise space in a showroom located in Atlanta, Georgia at an annual lease rate of $31,300.

Item 3. Legal Proceedings

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock  ($.01 stated value) is traded on the American Stock Exchange  (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 5,100 at September 6, 2001.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2001 and 2000, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low

Fiscal 2000:
First Quarter Ended September 30, 1999	$1.3125	$0.9375
Second Quarter Ended December 31, 1999	1.6875	1.2500
Third Quarter Ended March 31, 2000	1.9375	1.1875
Fourth Quarter Ended June 30, 2000	2.5000	1.3750

Fiscal 2001:
First Quarter Ended September 30, 2000	$1.5625	$1.0000
Second Quarter Ended December 31, 2000	1.1250	0.6250
Third Quarter Ended March 31, 2001	1.1250	0.6500
Fourth Quarter Ended June 30, 2001	1.1500	0.6500

In fiscal years 1996-1999, the Company paid a regular cash dividend of $.04 per share on its Common Stock and in fiscal 2001 the Company declared a regular cash dividend of $.04 per common share on its Common Stock which was paid in July 2001.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

Item 6.  Selected Financial Data

	Year ended June 30,

	2001	2000	1999	1998(B)	1997

Income Statement Data
Net sales	$40,520,100	$46,647,700	$46,730,900	$38,774,900	$39,814,500
Cost of goods sold	31,158,700	34,645,000	34,566,500	29,984,400	29,721,500
Gross margin	9,361,400	12,002,700	12,164,400	8,790,500	10,093,000
Selling, general and administrative expenses (C)	7,507,400	8,016,900	8,841,600	7,327,300	6,239,600

Interest expense	743,100	955,000	987,700	793,700	556,500
Net income (D)	$550,500	$1,953,700	$1,326,000	$417,200	$1,441,800
Basic/diluted income per common share	$0.04	$0.14	$0.09	$0.03	$0.10

Average common shares outstanding (A)	12,835,200	13,981,800	15,379,400	14,445,200	14,134,600

Other Financial Data
Net income as a percent of sales	1.4%	4.3%	2.9%	1.1%	3.7%

(A)       Computed on the basis of the weighted average number of common shares outstanding during each year.

(B)        Includes the results of operations of Rotocast since the effective date of merger.

(C)        In fiscal 1999 and 1998, includes $394,400 and $280,300 respectively, in plant consolidation expenses.

(D)        Fiscal year 1997 includes $1,010,800 in costs relating to a lawsuit settlement.

	At June 30,

	2001	2000	1999	1998(B)	1997

Balance Sheet Data

Current assets	$13,379,700	$14,866,100	$15,701,500	$16,463,600	$12,814,000

Current liabilities	4,185,600	5,408,300	5,965,900	6,452,800	5,099,700

Working capital surplus	9,194,100	9,457,800	9,735,600	10,010,800	7,714,300

Total assets	34,500,800	37,065,200	39,300,300	40,563,800	30,634,400

Long-term debt	7,396,200	8,569,800	9,470,600	10,976,500	6,486,100

Total liabilities	14,193,700	16,578,200	17,866,000	19,155,900	11,589,800

Current ratio	3.2 to 1	2.7 to 1	2.6 to 1	2.6 to 1	2.5 to 1

Net book value per common share (A)	$1.59	$1.59	$1.42	$1.35	$1.35

Dividends (C)	$0.04	$-	$0.04	$0.04	$0.04

(A)       Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year.

(B)        Includes the effect of the Rotocast merger.

(C)        Based on cash dividends declared per common share during the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.

Operations

Net sales dipped 13.1% to $40,520,100 in fiscal 2001 compared to $46,647,700 in fiscal 2000.  The $6.1 million reduction in sales volumes in fiscal 2001 is attributed to the economic downturn in our country’s manufacturing sector which has affected all of the Company’s product lines.  The Company also realized heightened competition in reaction to these economic pressures which further diminished sales volumes within the Company’s tank, bin lid and custom product lines.  In line with this, the Company also lost market share due to an unsuccessful refuse container bid, accounting for approximately $1 million in sales reduction during the comparative period.  Although these trends are not expected to improve quickly, management foresees current back logs and projected business to improve sales volumes in fiscal 2002.  Also, on a positive note, the Company was recently awarded the refuse container business it had lost during fiscal 2001.

Net sales were $46,647,700 in fiscal 2000 which was comparable to net sales of $46,730,900 in fiscal 1999.  Although sales volumes were static between fiscal 2000 and 1999 due primarily to lower refuse sales volumes, the Company continues to see growth in its specialty product, marine and material handling product lines.  Management believes these product groups have tremendous future growth potential.  Management will continue to devise strategies to expand its various niche markets including new and enhanced product designs to meet target market requirements.  Although current market conditions show continued signs of softening as a result of ongoing economic conditions, management looks forward to hone its marketing strategies to optimize future results.

Cost of goods sold was $31,158,700 or 76.9% of net sales in fiscal 2001 compared to $34,645,000 or 74.3% and $34,566,500 or 74.0% of net sales in fiscal 2000 and 1999, respectively.  The increase is related both to the 13.1% decline in sales volumes in fiscal 2001 as well as escalating raw material production costs, natural gas, labor and labor related insurance and fringe costs.  A significant portion of these escalating costs was related to natural gas costs which amounted to a $625,000 increase over prior year costs.  In addition, escalating resin prices continue to hamper the preservation of target gross margins.  Over the last several years the roto-molding industry continues to experience extreme volatile plastic resin costs.  The cost of plastic resin represents a significant portion of the Company’s manufacturing costs and has continually challenged the Company to effectively mitigate these price increases.  During the years presented, the Company has been relatively successful in mitigating these rising costs with ongoing sales price increases, improved manufacturing efficiencies which have reduced scrap output as well as general cost containment efforts.  Management will continue to institute similar practices in fiscal 2002.  Currently raw material and natural gas costs have declined.  However, the Company continues to realize substantial increases in wage related insurance and fringe costs.  This coupled with a further diminishing in market conditions and/or future hikes in resin and utility costs could hamper the Company’s goal to maintain consistent future operating results.

Selling, general and administrative (“SG&A”) expenses were $7,507,400 or 18.5% of net sales in fiscal 2001 compared to $8,016,.900 or 17.2% of net sales in fiscal 2000.  Again, the comparative percentage increase is attributed to lower sales volumes.  However, overall SG&A costs have decreased by $509,500.  The reduction is two-fold.  First, in the fourth quarter of fiscal 2001, the Company capitalized $323,500 of patent defense costs, a portion of which is related to prior year costs, relating to a favorable judgment in a patent lawsuit.  The second, and more important on a go-forward basis, is a significant reduction in selling costs as a result of lower commission, advertising and tradeshow costs.  Management continue to assess its marketing strategies to focus its resources and efforts in a manner which will optimize exposure for its various product groups.

Selling, general and administrative expenses were $8,016,900 or 17.2% of net sales in fiscal 2000 compared to $8,447,200 or 18.1% of net sales in fiscal 1999.  Again, the reduction is the result of management cost containment efforts which have effectively reduced overall SG&A costs by $430,300 between the two periods.  Reductions were primarily realized in advertising and marketing costs and significant reductions in employment wage costs.  This is consistent with management’s goal to maintain SG&A levels in line with target sales volumes.

The Company incurred $394,400 in fiscal year 1999 in costs related to the consolidation of three of its plants.  The Company began and substantially completed the consolidation of its Arleta, California and Warrminster, Pennsylvania plants in the fourth quarter of fiscal 1998 and then completed the process during the first quarter of fiscal 1999.  Shortly after the completion of these consolidations, it launched the consolidation of the Miami, Florida Rotocast operation.  This consolidation was completed during the third quarter of fiscal 1999.

These consolidations have had a definite positive impact on future operating results of the Company.  Although the Company had to incur the initial costs associated with the consolidation process, the future benefits obtainable are unsurpassed.  Through these consolidations, the Company has improved manufacturing utilization at its remaining sites and reduced manufacturing overhead.

Income from operations was $1,854,000 or 4.6% of net sales in fiscal 2001 compared to $3,985,800 or 8.5% and $3,322,800 or 7.1% of net sales in fiscal 2000 and 1999, respectively.  The 53.5% decrease in operating income in fiscal 2001 is primarily due to the reduction in sales volumes caused by the economic downturn coupled with the increased raw material, natural gas and labor related costs as outlines above.  The 20% improvement in fiscal 2000 operating income is attributed to the preservation of a favorable gross margin coupled with the reduction in SG&A costs and from plant consolidations completed in fiscal 1999.  Although the Company continues to benefit from its plant consolidations and ongoing cost containment efforts, future operating results will be challenged, as we saw in fiscal 2001, by the country’s current economic conditions and escalating cost trends.

Total interest expense decreased $211,900 to $743,100 in fiscal 2001 compared to $955,000 in fiscal 2000.  Although operating results have been lackluster, the Company continues to generate sufficient cash flows which has decreased the Company’s total debt structure by approximately $2.2 million in comparison to amounts outstanding as of June 30, 2000.  This factor, along with negotiated rate reductions related to the Company’s bank debt and the 2.75% drop in the federal discount rate in fiscal 2001, will continue to have a positive effect on reducing future interest costs.

Interest expense decreased $32,700 to $955,000 in fiscal 2000 compared to $987,700 in fiscal 1999.  The Company’s cash flows during fiscal 2000 were very strong allowing the Company to reduce its overall debt structure during the year by approximately $1 million.  Even though the bank’s interest rate has increased 1.75% during fiscal 2000, the overall reduction in debt coupled with our existing interest rate Swap Agreement with the bank has kept interest costs in line with prior results.

Income taxes were $666,000, $1,218,500 and $1,147,500 in fiscal 2001, 2000 and 1999 respectively.  A major portion of the Company’s tax provision is the deferred tax component which amounted to $562,700, $964,300 and $923,400 in fiscal 2001, 2000 and 1999 respectively.  During the last three years these amounts primarily relate to the utilization of the Company’s federal and state net operating loss (“NOL”) carryforwards and thus do not diminish current cash flow.  In fiscal 2001, the Company fully utilized its remaining Federal NOL carryforward.  At June 30, 2001 the Company had approximately $425,400 in federal alternative minimum tax (“AMT”) credit carryforwards to offset future taxable income.  Management anticipates fully utilizing this AMT credit in fiscal 2002.  Following the utilization of this AMT credit, the Company will incur increased cashflow requirements for the payment of current federal taxes.

Net income decreased $1,403,200 to $550,500 or $.04 per common share for fiscal 2001 compared to net income of $1,953,700 or $.14 per common share in fiscal 2000.  The decrease is related to the 13.1% reduction in sales volumes due to the tightening in the manufacturing sector coupled with the 2.6% increase in cost of sales, as a percentage of net sales, related to the escalating raw material, utility and labor related costs incurred during the period.  Management sees positive trends in current backlogs, but realizes the manufacturing sector will continue to face ongoing challenges in its efforts to improve sales volumes, optimize operating results and absorb inflationary industry costs.  As such, management remains focused to rebuild on its strengths and minimize these adverse conditions as much as possible.

Net income increased 47% to $1,953,700 in fiscal 2000 compared to $1,326,000 in fiscal 1999.  Earnings per share also increased 56% to $0.14 per common share in fiscal 2000 compared to $0.09 per common share in fiscal 1999.  Management attributes the enhanced earnings to the current cost savings obtained from its SG&A cost containment efforts and the one-time plant consolidation costs realized in fiscal 1999 that did not dilute future earnings.  The increase in fiscal 2000 earnings per share also benefited from the 2,169,099 common shares repurchased and retired in fiscal 2000.

Liquidity and Capital Resources

Working capital decreased $263,700 to $9,194,100 at June 30, 2001 compared to $9,457,800 at June 30, 2000.  The reduction is attributed to fluctuations in accounts receivable, inventories and deferred income taxes consistent with the Company’s current operations offset by the $1,000,000 reduction in the current portion of long-term debt due to the restructuring of the Company’s debt with the bank.  Cash flow from operations remained fairly strong but decreased by $1,646,000 to $3,547,200 for fiscal 2001 compared to $5,193,200 for the same period last year.  The decrease is primarily related to the $1,403,200 reduction in net income.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $4,631,900 in fiscal 2001 compared to $6,831,900 in fiscal 2000.  Although EBIDTA is not a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States, it is a relevant internal measurement of the Company’s operations and cash flows.  As such, in spite of the numerous challenges faced in fiscal 2001 which caused diminished operating results, the Company continues to generate sufficient cash flows from operations enabling the Company to easily meet its working capital needs, service and reduce its debt, pay the common stock dividend declared in June 2001 and continue the common stock buyback program.

The Company expended a total of $1,348,100 for property, plant, and equipment during fiscal 2001 compared to $1,415,100 for the same period last year.  The primary emphasis in fiscal 2001 was on new tooling and tooling modifications as well as the additional CNC router for the Gardena facility.  The Company currently anticipates total capital expenditures to be approximately $1.2 million in fiscal 2002.

Net borrowings under the line of credit decreased $1,215,100 to $1,100,000 between June 30, 2000 and June 30, 2001.  The decrease is attributed to excess cash flows generated from operations and the cash flow savings related to the Company’s restructured Credit Agreement with the bank.  At June 30, 2001, the Company had $5,900,000 available for future borrowing under the line of credit.

On September 1, 2000, the bank reduced its LIBOR interest rate option on all of the Company’s outstanding debt from LIBOR plus 2% to LIBOR plus 1.5%.  Then, effective October 1, 2000, the Company renegotiated its interest rate options in unison with the revolving line of credit renewal.  As such, the maturity date for the line of credit was extended to October 1, 2002 and the Company’s interest rates now reflect reductions from their prior levels to the bank’s prime rate minus .25%, LIBOR plus 1% for borrowings under the line of credit and LIBOR plus 1.25% for all other term debt.  In addition, the Company consolidated all of its outstanding term debt, except the real estate loan, with the bank into a new $6,050,000 seven-year term loan.  The note will be due in monthly principal installments of approximately $72,000 plus interest at the bank’s prime or LIBOR interest rate options.  The restructuring of the Company’s bank debt will result in cash flow savings of approximately $1.1 million (principal and interest) during the period October 2000 to September 2001.

During fiscal 2001, the Company reinstated its common stock buyback program.  In fiscal 2001, the Company has acquired and retired 146,823 shares of common stock at a total cost of $130,400.  The Company plans to continue to actively acquire its common shares as long as the market value per share continues to be under recognized by the stock market.  As of June 30, 2001 the Company has approximately 12,761,400 shares of common stock outstanding.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share payable on July 13, 2001 to stockholders of record on June 27, 2001.  This marks the fifth payment of dividends since 1996 on the Company’s stock.  This dividend, the first since the $2.8 million GSC common stock repurchase in January 2000 is a testament to the Board of Directors’ commitment to reward shareholder loyalty and continue to build shareholder value.  The Board of Directors has committed themselves to review annually a dividend program for the Company’s common stock.

Cash flows from operations in conjunction with the Company’s revolving line of credit and machinery and equipment loan commitment are expected to meet the Company’s needs for working capital, capital expenditures, common stock repurchases and repayment of long term debt for the foreseeable future.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 1999 by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000 by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings.  SFAS 133 is required for all fiscal years beginning after June 15, 2000.  On July 1, 2000 the Company adopted SFAS 133.  In connection with the adoption of SFAS 133, the Company’s interest rate swap was designated as a hedge.  On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income.  The related unrealized loss of $270,000 during the year ended June 30, 2001 has been recognized in the comprehensive income component of stockholders’ equity.

On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements.  While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, adherence to this SAB did not have a material impact on the Company’s financial statements.  The Company adopted this requirement during the fourth quarter of Fiscal 2001.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF 00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers.  EITF 00-10 requires freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income.  In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales.  The Company adopted this requirement during the fourth quarter of Fiscal 2001.  There was no impact on net income as a result of the adoption of EITF 00-10.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”).  FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998.  The requirements of FIN 44 are consistent with the Company’s existing accounting policies.

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company will adopt SFAS No. 142 effective July 1, 2001, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept.  Although the Company is still reviewing the provisions of these Statements, it is management’s preliminary assessment that goodwill impairment will not result upon adoption.  As of June 30, 2001, the Company has net unamortized goodwill of $4,105,900 and annual goodwill amortization expense of $324,900.

Item 7a. Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank.  Primary exposures include movements in U.S. Treasury rates and LIBOR rates which in turn affect the bank’s prime and LIBOR option rates.

The Company had approximately $8.3 million of variable rate debt as of June 30, 2001.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, the Company entered into an interest rate swap effective July 15, 1998.  The swap has a notional amount of $5 million as of July 15, 2000, and will remain at this amount until its expiration on July 15, 2003.  The swap fixes the bank’s LIBOR option rate at 6.2% over the term of the contract.  The fair value of the swap amounted to ($91,400) as of June 30, 2001.  If average interest rates increased by 1% during fiscal 2002 as compared to fiscal 2001, and additional borrowings are not incurred, the Company would not expect a significant increase in projected fiscal 2002 interest expense.

Item 8.  Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company’s Annual Meeting of the Stockholders to be held on December 3, 2001 (“the Proxy Statement”)

Executive Officers

As of September 6, 2001, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	65	President, Chief Executive Officer, Chairman of the Board
Robert E. Gawlik	53	Executive Vice-President, Chief Operating Officer
E. Paul Tonkovich	63	Secretary, Director
Douglas W. Russell	40	Chief Financial Officer, Assistant Secretary/Treasurer

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

Robert E. Gawlik.  Mr. Gawlik was appointed as Chief Operating Officer of the Company in August 1998.  Prior to this, he served as General Manager for Bonar Plastic’s Oregon facility from 1991-1998, and as Executive Vice-President of Encore Industries from 1986-1989, and later as President of Encore Group from 1989-1991.

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

Item 11.   Executive Compensation

The Company incorporates by reference the information set forth under the captions “Compensation of Executive Officers”, the “Summary Compensation Table” and related disclosure information, “Certain Transactions”, and “Compensation of Directors” in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information set forth under the caption “Security Ownership by Certain Beneficial Holders” in the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The Company incorporates by reference the information set forth under the headings “Information Concerning the Board of Directors” under the caption “Election of Directors”, “Executive Officers”, and “Certain Transactions” in the Proxy Statement.

PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on form 8-K

(a)	The following documents are filed as part of this report:

	(1)		Financial Statements:

Report of Independent Public Accountants
Consolidated Balance Sheets, June 30, 2001 and 2000
Consolidated Statements of Income and Comprehensive Income, Years Ended June 30, 2001, 2000, and 1999
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended June 30, 2001, 2000, and 1999
Consolidated Statements of Cash Flows, Years Ended June 30, 2001, 2000, and 1999
Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		II	Valuation and Qualifying Accounts,
Years Ended June 30, 2001, 2000, and 1999
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K - None.

(c)	The following exhibits are filed as part of this report:

Exhibit
Number                                                                  Exhibit Title

10.1                                                            Credit Agreement between registrant and Wells Fargo Bank dated October 1, 2000.

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

ROTONICS MANUFACTURING INC.

By /s/ SHERMAN MCKINNISS

Sherman McKinniss
President, Chief Executive Officer

Date 09/ 21/2001
By /s/ DOUGLAS W. RUSSELL

Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer

Date 09/21/2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. PAUL TONKOVICH	Secretary, Director	09/21/2001
E. Paul Tonkovich
/s/ DAVID C. POLITE	Director	09/21/2001
David C. Polite
/s/ LARRY M. DEDONATO	Director	09/21/2001
Larry M. DeDonato
/s/ LARRY L. SNYDER	Director	09/21/2001
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/21/2001
Marc L. Berman

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotonics Manufacturing Inc. as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index appearing under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As explained in Note 1 to the Financial Statements, effective July 1, 2000, the Company changed its method of accounting for derivatives.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
August 22, 2001

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2000

ASSETS
Current assets:
Cash	$28,000	$20,800
Accounts receivable, net of allowance for doubtful accounts of $99,200 and $142,000, respectively (Notes 8 and 9)	5,260,700	6,151,500
Current portion of notes receivable (Note 3)	62,300	17,700
Inventories (Notes 4, 8 and 9)	7,138,300	7,361,600
Deferred income taxes, net (Note 14)	541,300	1,092,200
Prepaid expenses and other current assets	349,100	222,300

Total current assets	13,379,700	14,866,100

Notes receivable, less current portion (Note 3)	311,800	418,000
Investment in partnership (Note 5)	113,800	120,300
Property, plant and equipment, net (Notes 6, 8 and 9)	16,129,600	17,132,100
Intangible assets, net (Note 7)	4,460,600	4,470,400
Other assets	105,300	58,300

	$34,500,800	$37,065,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt (Note 9)	$944,300	$1,961,700
Accounts payable	2,429,900	2,497,600
Accrued liabilities (Note 11)	811,400	949,000

Total current liabilities	4,185,600	5,408,300

Bank line of credit (Note 8)	1,100,000	2,315,100
Long-term debt, less current portion (Note 9)	6,296,200	6,254,700
Deferred income taxes, net (Note 14)	2,611,900	2,600,100

Total liabilities	14,193,700	16,578,200

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,761,398 and 12,905,721 shares, respectively, net of treasury shares (Note 13)	23,203,100	23,331,500
Accumulated other comprehensive loss	(91,400)	-
Accumulated deficit	(2,804,600)	(2,844,500)

Total stockholders' equity	20,307,100	20,487,000

	$34,500,800	$37,065,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended June 30,

	2001	2000	1999

Net sales	$40,520,100	$46,647,700	$46,730,900

Costs and expenses:
Cost of goods sold	31,158,700	34,645,000	34,566,500
Selling, general and administrative expenses	7,507,400	8,016,900	8,447,200
Plant consolidation expenses (Note 2)	-	-	394,400

Total costs and expenses	38,666,100	42,661,900	43,408,100

Income from operations	1,854,000	3,985,800	3,322,800

Other (expense)/income:
Interest expense	(743,100)	(955,000)	(987,700)
Other income, net	105,600	141,400	138,400

Total other expense, net	(637,500)	(813,600)	(849,300)

Income before income taxes	1,216,500	3,172,200	2,473,500

Income tax provision (Note 14)	(666,000)	(1,218,500)	(1,147,500)

Net income	550,500	1,953,700	1,326,000

Other comprehensive income, before tax:
Cumulative effect of adoption of SFAS 133	109,400	-	-
Unrealized holding loss arising during the period	(270,000)	-	-
Less: Reclassification adjustments for losses included in net income	8,300	-	-

Total other comprehensive loss before tax	(152,300)	-	-
Income tax benefit related to items of other comprehensive loss	60,900	-	-

Total other comprehensive loss, net of tax	(91,400)	-	-

Comprehensive income	$459,100	$1,953,700	$1,326,000

Basic and diluted income per share (Note 1)	$.04	$.14	$.09

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
			Accumulated
			Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total

Balances, June 30, 1998	15,806,361	$26,921,400	$-	$(5,513,500)	$21,407,900

Repurchase of common stock	(734,041)	(688,900)	-	-	(688,900)
Common stock dividends	-	-	-	(610,700)	(610,700)

Net income	-	-	-	1,326,000	1,326,000

Balances, June 30, 1999	15,072,320	26,232,500	-	(4,798,200)	21,434,300

Exercise of stock options	2,500	2,000	-	-	2,000
Repurchase of common stock	(2,169,099)	(2,903,000)	-	-	(2,903,000)

Net income	-	-	-	1,953,700	1,953,700

Balances, June 30, 2000	12,905,721	23,331,500	-	(2,844,500)	20,487,000

Exercise of stock options	2,500	2,000	-	-	2,000
Repurchase of common stock	(146,823)	(130,400)	-	-	(130,400)
Common stock dividends	-	-	-	(510,600)	(510,600)
Other comprehensive loss, net of tax	-	-	(91,400)	-	(91,400)

Net income	-	-	-	550,500	550,500

Balances, June 30, 2001	12,761,398	$23,203,100	$(91,400)	$(2,804,600)	$20,307,100

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net income	$550,500	$1,953,700	$1,326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,672,300	2,704,600	2,635,300
Gain on sales of equipment	(48,000)	(24,000)	(1,500)
Deferred income tax expense	562,700	964,300	923,400
Provision for doubtful accounts	31,000	22,800	179,300
Changes in assets and liabilities:
Decrease in accounts receivable	859,800	395,900	160,400
Decrease/(increase) in inventories	223,300	(387,900)	108,200
Increase in prepaid expenses and other current assets	(126,800)	(5,600)	(8,500)
(Increase)/decrease in other assets	(370,500)	18,900	42,100
Decrease in accounts payable	(578,100)	(318,400)	(879,900)
(Decrease)/increase in accrued liabilities	(229,000)	(88,100)	87,900
(Decrease)/increase in income taxes payable	-	(43,000)	43,000

Net cash provided by operating activities	3,547,200	5,193,200	4,615,700

Cash flows from investing activities:
Repayments on notes receivable	61,600	118,800	27,000
Capital expenditures	(1,348,100)	(1,415,100)	(2,141,400)
Proceeds from sales of equipment	59,600	26,600	5,700
Distribution from investment in partnership	6,500	3,900	9,000

Net cash used in investing activities	(1,220,400)	(1,265,800)	(2,099,700)

Cash flows from financing activities:
Borrowings under line of credit	9,336,300	14,055,200	11,670,500
Repayments under line of credit	(10,551,400)	(14,027,500)	(13,309,300)
Proceeds from issuance of long-term debt	6,050,000	3,200,000	3,505,900
Repayments of long-term debt	(7,025,900)	(4,233,800)	(3,090,000)
Payment of common stock dividends	(200)	(2,800)	(631,600)
Proceeds from exercise of stock options	2,000	2,000	-
Repurchases of common stock	(130,400)	(2,903,000)	(688,900)

Net cash used in financing activities	(2,319,600)	(3,909,900)	(2,543,400)

Net increase/(decrease) in cash	7,200	17,500	(27,400)
Cash at beginning of year	20,800	3,300	30,700

Cash at end of year	$28,000	$20,800	$3,300

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation,  medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2001, 2000, or 1999.  In fiscal 2001, the Company purchased in aggregate approximately 97% of its plastic resin from five vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

The Company’s significant accounting policies are as follows:

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

Fair Value of Financial Instruments

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company’s line of credit and notes payable is considered to approximate fair market value because the interest rates of these instruments are based predominately on variable reference rates.

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

Intangible assets

The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired is amortized on the straight-line basis over periods ranging from fifteen to forty years.  Patents are amortized on the straight-line basis over their useful lives of seventeen years, or at their remaining useful life from date of acquisition.  Legal costs associated with defending existing patents are capitalized as additional costs of the patent when successful defense is probable.

Income taxes

The Company accounts for income taxes pursuant to an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences expected future events other than enactments of changes in tax laws or rates are considered.

Reclassifications

Certain reclassifications of prior years’ amounts relating to sales and cost of sales have been made to conform to current year presentation.

Earnings per share

Basic EPS is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The table below details the components of the basic and diluted earnings per share (“EPS”) calculations:

		Weighted
		Average
	Income	Shares	EPS Amount
June 30, 2001
Basic EPS
Net Income	$550,500	12,835,200	$0.04

Effect of dilutive stock options	-	10,800	-

Diluted EPS	$550,500	12,846,000	$0.04

June 30, 2000
Basic EPS
Net Income	$1,953,700	13,981,800	$0.14

Effect of dilutive stock options	-	58,000	-

Diluted EPS	$1,953,700	14,039,800	$0.14

June 30, 1999
Basic EPS
Net Income	$1,326,000	15,379,400	$0.09

Effect of dilutive stock options	-	4,700	-

Diluted EPS	$1,326,000	15,384,100	$0.09

Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 1999 by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and in June, 2000, by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings.  SFAS 133 is required for all fiscal years beginning after June 15, 2000.  On July 1, 2000 the Company adopted SFAS 133.  In connection with the adoption of SFAS 133, the Company’s interest rate swap was designated as a hedge.  On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income.  The related unrealized loss of $270,000 during the year ended June 30, 2001 has been recognized in the other comprehensive loss component of stockholders’ equity.

On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements.  While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, adherence to this SAB did not have a material impact on the Company’s financial statements.  The Company adopted the new standard during fiscal 2001.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF 00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers.  EITF 00-10 required freight and handling costs billed separately on an invoice to be included as part of Sales on the Statements of Income.  In addition, the preferred classification of freight and handling costs expensed on the Statements of Income is to include them in Cost of Sales.  The Company adopted this requirement during the fourth quarter of fiscal 2001 and reclassifications have been made for all periods presented.  There was no impact on net income as a result of the adoption of EITF 00-10.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”).  FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998.  The requirements of FIN 44 are consistent with the Company’s existing accounting policies.

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company will adopt SFAS No. 142 effective July 1, 2001, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept.  Although the Company is still reviewing the provisions of these Statements, it is management’s preliminary assessment that goodwill impairment will not result upon adoption.  As of June 30, 2001, the Company has net unamortized goodwill of  $4,105,900 and annual goodwill amortization expense of $324,900.

NOTE 2 - ACQUISITIONS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998 between the Company and GSC Industries, Inc. (“GSC”), the Company acquired all of GSC’s outstanding common stock holdings in Rotocast International, Inc. (“Rotocast”) and Rotocast’s wholly owned subsidiaries.  In accordance with the merger and reorganization, Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen-month promissory note bearing interest at 5.26% per annum.  The note was paid in full in September 1999.  In January 2000, the Company repurchased and retired the 2,072,539 common shares issued to GSC for $2.8 million.

As part of the reorganization of Rotonics and Rotocast, the Company relocated its operations in Warminster, Pennyslvania, Arleta, California and Miami, Florida into its other operating facilities.  The relocation of these plants resulted in non-recurring costs of approximately $394,400 in Fiscal 1999.

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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end users.  The Company pays this former customer royalties at the initial rate of 10%  (increased to 20% beginning fiscal 2000) of the Company’s net sales of these products.  Half of the royalty payments are being applied to reduce principal and interest until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier.  Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005.  As of June 30, 2001 and 2000, the total balance of this note amounted to $292,100 and $387,900.  The Company intends to hold this note until maturity.

In the normal course of business the Company issued in fiscal 2001 two notes receivable for the sale of molds.  At June 30, 2001 these notes amounted to $82,000.  In fiscal 2000, the Company was owed $47,800 on a note receivable for the sale of a roto-molding machine.  This note was  paid in full in fiscal 2001.

NOTE 4 - INVENTORIES:

Inventories consist of:	June 30,
	2001	2000
Raw materials	$2,353,300	$2,194,400
Finished goods	4,785,000	5,167,200

	$7,138,300	$7,361,600

NOTE 5 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is being accounted for using the equity method.  The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2008, with annual principal reductions as provided.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	June 30,
	2001	2000
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,009,900	4,725,200
Machinery, equipment, furniture and fixtures	25,911,000	24,879,100
Construction in progress	4,900	48,500

	31,965,300	30,692,300
Less - accumulated depreciation	(15,835,700)	(13,560,200)

	$16,129,600	$17,132,100

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets consist of:	June 30,
	2001	2000
Patents, net of accumulated amortization of $121,000 and $112,600	$354,700	$39,600
Goodwill, net of accumulated amortization of $3,351,500 and $3,026,600	4,105,900	4,430,800

	$4,460,600	$4,470,400

The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets.  If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company’s long-lived assets are assessed.

NOTE 8 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2002.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus .25%.  The respective bank’s prime rate at June 30, 2001 was 6.75% per annum.  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2001, total borrowings under the Company’s line of credit were $1,100,000 of which the total balance was borrowed under the LIBOR option bearing a LIBOR interest rate of 4.95% per annum and maturing on July 16, 2001.  Proceeds from the loan were used for working capital purposes.  At June 30, 2001, the Company had approximately $5,900,000 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2001.

NOTE 9 - LONG-TERM DEBT:

Long-term debt consists of:	June 30,
	2001	2000
Note payable - Bank (A)	$5,473,800	$-
Note payable - Bank (B)	1,766,700	1,846,700
Note payable - Bank	-	186,400
Note payable - Bank	-	400,000
Note payable - Bank	-	800,000
Note payable - Bank	-	1,850,000
Note payable - Bank	-	91,600
Note payable - Bank	-	1,833,300
Note payable - Bank	-	1,200,000
Other	-	8,400

	7,240,500	8,216,400
Less-current portion	(944,300)	(1,961,700)

	$6,296,200	$6,254,700

(A)	On October 1, 2000, the Company restructured its Credit Agreement with Wells Fargo Bank resulting in the consolidation of all its outstanding term debt, except for the real estate loan. In replacement the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (6.75% per annum at June 30, 2001). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year. In connection with the restructured Credit Agreement, the Company also negotiated with the bank to reduce its interest borrowing rates on all of its outstanding term debt from the bank’s prime or LIBOR plus 2% rates to the bank’s prime minus .25% or LIBOR plus 1.25%. At June 30, 2001, the total outstanding principal balance was under the LIBOR option at 5.2% per annum maturing July 16, 2001. The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007. This restructuring of the Company’s debt will result in annual cash flow savings of approximately $1.1 million (principal and interest) for the period October 2000 through September 2001.

At June 30, 2001 the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases. Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2001 at which time amounts borrowed will convert to a sixty-month fully amortizable loan. The Company plans to advance against the available borrowings under the term loan commitment prior to its expiration.

(B)	In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank. This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property. The note is due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% (6.75% per annum at June 30, 2001), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. At June 30, 2001, the total outstanding principal was under the LIBOR option at 5.2% per annum maturing July 16, 2001.

Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank. The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of June 30, 2001) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate. The agreement matures July 15, 2003.

Aggregate annual maturities of long-term debt are summarized as follows:

Year Ending June 30,
2002	$944,300
2003	944,300
2004	944,300
2005	944,300
2006	944,300
Thereafter	2,519,000

$7,240,500

NOTE 10 – RELATED PARTY TRANSACTIONS:

The Company sold plastic resin and molded plastic products to a company in which an officer/director of the Company has an equity interest.  Sales to the Company amounted to $59,500, $157,000 and $461,000 in fiscal years 2001, 2000 and 1999, respectively.  Amounts due on sales to this company were $1,600 at June 30, 2001, and are included in accounts receivable in the accompanying balance sheet.   No amounts were due at June 30, 2000.

In fiscal years 2001, 2000 and 1999, the Company incurred legal fees and costs amounting to $42,500, $138,600 and $44,500, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 11 - ACCRUED LIABILITIES:

Accrued liabilities consist of:	June 30,
	2001	2000
Salaries, wages, commissions and related payables	$463,000	$620,000
Other	348,400	329,000

	$811,400	$949,000

NOTE 12 - STOCK OPTION PLAN:

In December 1994, at the Annual Meeting of Stockholders of the Company, the stockholders voted by majority decision to ratify and approve a new stock option plan as adopted by the Board of Directors in June 1994.  The plan allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company’s common stock on the grant date.  The plan expires June 12, 2004.

Stock Option Activity

	Outstanding	Exercisable	Weighted Average
	Shares	Shares	Price Per Share
Balance outstanding at June 30, 1998	-	-
Granted	115,000		$0.8869

Balance outstanding at June 30, 1999	115,000	100,000	$0.8750

Granted	40,000		$0.9375
Exercised	(2,500)		$0.8125
Cancelled	(2,500)		$0.8125

Balance outstanding at June 30, 2000	150,000	145,000	$0.8901

Granted	193,000		$1.1146
Exercised	(2,500)		$0.8125
Cancelled	(33,000)		$0.9886

Balance outstanding at June 30, 2001	307,500	277,500	$1.0084

In fiscal 1998, there was no activity in the plan.  In fiscal 2001, the Company issued stock options to Directors and key employees to purchase 193,000 shares of common stock at fair market value at the date of grant.  At June 30, 2001, the Company had 687,500 shares available for future grants.

The Company accounts for stock options under Accounting Principles Board Opinion 25 (“APB25”), “Accounting for Stock Issued to Employees”, which is permitted under SFAS No. 123  “Accounting for Stock Based Compensation”, issued in 1995.  Had compensation cost for the plan been determined in accordance with rules set out in SFAS 123, the Company’s net income and income per common share data would not be significantly different.

NOTE 13 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2001 and 2000, treasury stock consisted of 864 and 868 shares of common stock at a cost of $700, respectively.  In fiscal 2001 and 2000, the Company acquired 146,823 and 2,169,099 shares of its common stock at a total cost of $130,400 and $2,903,000, respectively.  The fiscal 2000 amount includes 2,072,539 shares of common stock repurchased from GSC for $2.8 million.  These shares were acquired pursuant to a Stock Purchase Agreement dated December 2, 1999 between the Company and GSC and which was consummated on January 6, 2000.  In addition, the repurchase of these shares in fiscal year 2000 precluded the payment of an annual cash dividend for fiscal year 2000.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share payable on July 13, 2001 to stockholders of record on June 27, 2001.  This marks the fifth payment of dividends since 1996 on the Company’s common stock.

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:
	For the years ended June 30,
	2001	2000	1999
Current:
Federal	$(26,000)	$(75,000)	$(72,900)
State	(77,300)	(179,200)	(151,200)

	(103,300)	(254,200)	(224,100)

Deferred:
Federal	(517,200)	(917,500)	(939,700)
State	(45,500)	(46,800)	16,300

	(562,700)	(964,300)	(923,400)

	$(666,000)	$(1,218,500)	$(1,147,500)

At June 30, 2001, the Company has net operating loss (NOL) carryforwards of approximately $7,053,200 for state income tax purposes.  The NOL carryforwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue code occur, will begin to expire in 2002 if not utilized.  The state NOL carryforwards expire as follows:

Amount of unused state operating loss carryforwards	Expiration during year ended June 30,
$207,300	2002
451,500	2003
272,800	2004
444,400	2005
89,000	2006
582,600	2007
603,100	2008
987,900	2009
395,400	2010
555,300	2011
476,700	2012
395,300	2013
850,400	2014
262,500	2015
479,000	2016

$7,053,200

At June 30, 2001, the Company had a federal alternative minimum tax (“AMT”) credit of approximately $425,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.

In fiscal 2001, the Company utilized the remaining balance of its federal NOL carryforwards.  In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carryforwards.  The current state valuation allowance, amounting to $307,200, represents the estimated amount of state NOL’s which will expire prior to their utilization.  Again, realization of the future tax benefits of the NOL carryforwards is dependent on the Company’s ability to generate taxable income within the carryforward period.  Management will continue to assess the likelihood of utilizing its state NOL’s by taking into consideration historical results and current economic conditions in which the Company operates.  Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.  Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision.  Management also notes that the deferred tax provision does not result in current outlays of cash flows due to the utilization of its NOL’s.  These cashflow savings are then available to supplement funding of the Company’s expansion projects, pay common stock dividends, acquire treasury stock and reduce outstanding debt.  Under current projections, management anticipates it will fully utilize the federal AMT credit in fiscal 2002.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For the year ended June 30,
	2001	2000	1999

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	3.6	3.6	3.5
Goodwill amortization	9.1	3.5	4.5
Other items, net	8.0	(2.7)	4.4

Effective income tax rate	54.7%	38.4%	46.4%

Deferred tax assets and liabilities are summarized as follows:

	June 30,

	2001	2000

Deferred tax assets:
Federal NOL	$-	$499,600
State NOL (net of federal benefit)	399,100	417,800
Tax credit carryforwards	425,400	409,100
Employment-related reserves	70,800	120,300
Allowance for doubtful accounts	39,200	56,100

	934,500	1,502,900
Deferred tax liabilities:
Depreciation and amortization	(2,697,900)	(2,709,100)

Net deferred tax liability before valuation allowance	(1,763,400)	(1,206,200)
Deferred tax assets valuation allowance	(307,200)	(301,700)

Net deferred tax liability	$(2,070,600)	$(1,507,900)

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2001, 2000, and 1999 amounted to $1,055,100, $1,006,700 and $991,100, respectively.

At June 30, 2001, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,
2002	$875,300
2003	791,400
2004	772,600
2005	671,900
2006	550,200
Thereafter	3,459,800

$7,121,200

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

	For the years ended June 30,
	2001	2000	1999
Cash paid during the year for:
Interest	$770,100	$952,500	$1,002,400

Income taxes	$180,200	$391,600	$103,800

Non-cash financing activities:
Common dividends declared but not paid	$510,600	$-	$3,300

Fair value of interest rate swap	$91,400	$-	$-

NOTE 17 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2001:
Net sales	$10,374,700	$9,371,500	$9,904,500	$10,869,400
Gross profit	2,370,000	1,947,600	2,472,000	2,571,800
Net income/(loss)	67,000	(176,600)	259,400	400,700
Per share:
Net income/(loss) – basic and diluted	$.01	$ .(01)	$.02	$.02

Fiscal Year 2000:
Net sales	$12,370,700	$10,519,900	$11,521,400	$12,235,700
Gross profit	3,616,600	2,885,100	2,684,900	2,816,100
Net income	700,000	401,200	328,800	523,700
Per share:
Net income – basic and diluted	$.05	$.02	$.03	$.04

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2001, 2000 and 1999

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to Costs & Expenses	Other		Deductions		Balance at end of period

June 30, 2001:
Allowance for doubtful accounts	$142,000	$29,600	$-		$(72,400)	(1)	$99,200

Deferred tax asset valuation allowance	$301,700	$-	$5,500	(2)	$-		$307,200

June 30, 2000:
Allowance for doubtful accounts	$321,400	$1,500	$-		$(180,900)	(1)	$142,000

Deferred tax asset valuation allowance	$243,300	$-	$58,400	(2)	$-		$301,700

June 30, 1999:
Allowance for doubtful accounts	$148,000	$179,300	$-		$(5,900)	(1)	$321,400

Deferred tax asset valuation allowance	$192,400	$-	$50,900	(2)	$-		$243,300

(1) Doubtful accounts written off during the year, net of recoveries.
(2) Represents valuation allowance for potential state NOL's which will expire prior to utilization.