Form 10-Q
period 2001-09-30
ROTONICS MANUFACTURING INC/DE
filed 2001-10-23
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2001

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

                                                                                                                                                Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2001

Common Shares	12,798,231 Shares
($.01 stated par value)

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001
	(Unaudited)

ASSETS
Current assets:
Cash	$29,400	$28,000
Accounts receivable, net of allowance for doubtful accounts of $124,600 and $99,200, respectively (Notes 5 and 6)	4,748,500	5,260,700
Current portion of notes receivable	95,000	62,300
Inventories (Notes 2, 5 and 6)	6,910,900	7,138,300
Deferred income taxes, net (Note 10)	434,900	541,300
Prepaid expenses and other current assets	389,300	349,100

Total current assets	12,608,000	13,379,700

Notes receivable, less current portion	386,100	311,800
Investment in partnership	111,300	113,800
Property, plant and equipment, net (Notes 3, 5 and 6)	15,824,200	16,129,600
Intangible assets, net (Note 4)	4,449,100	4,460,600
Other assets	97,800	105,300

	$33,476,500	$34,500,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$944,300	$944,300
Accounts payable	2,020,900	2,429,900
Accrued liabilities (Note 7)	950,000	811,400

Total current liabilities	3,915,200	4,185,600

Bank line of credit (Note 5)	507,400	1,100,000
Long-term debt, less current portion (Note 6)	6,060,100	6,296,200
Deferred income taxes, net (Note 10)	2,568,600	2,611,900

Total liabilities	13,051,300	14,193,700

Stockholders' equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,797,367 and 12,761,398 shares, respectively, net of treasury shares (Note 9)	23,236,400	23,203,100
Accumulated other comprehensive loss, net of tax	(164,300)	(91,400)
Accumulated deficit	(2,646,900)	(2,804,600)

Total stockholders' equity	20,425,200	20,307,100

	$33,476,500	$34,500,800

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Net sales	$9,588,300	$10,374,700
Costs and expenses:
Cost of goods sold	7,312,800	8,004,700

Gross profit	2,275,500	2,370,000

Selling, general and administrative expenses	1,922,000	1,993,700

Income from operations	353,500	376,300

Other (expense)/income:
Interest expense	(131,800)	(214,800)
Other income/(expense), net	47,300	(18,900)

Total other expense	(84,500)	(233,700)

Income before income taxes	269,000	142,600

Income tax provision (Note 10)	(111,300)	(75,600)

Net income	157,700	67,000

Other comprehensive income, before tax:
Cumulative effect of adoption of SFAS 133	-	109,400
Unrealized holding loss arising during the period	(153,000)	(61,400)
Less: reclassification adjustment for losses/(gains) included in net income	31,400	(5,900)
Total other comprehensive (loss)/income, before tax	(121,600)	42,100
Income tax benefit/(expense) related to items of other comprehensive (loss)/income	48,700	(16,800)

Total other comprehensive (loss)/income, net of tax	(72,900)	25,300

Comprehensive income	$84,800	$92,300

Accumulated deficit, beginning of period	$(2,804,600)	$(2,844,500)
Net income	157,700	67,000
Accumulated deficit, end of period	$(2,646,900)	$(2,777,500)

Income per common share (Note 11):
Net income:
Basic	$.01	$.01
Diluted	$.01	$.01

Weighted average number of common and common equivalent shares outstanding:
Basic	12,790,223	12,906,940
Diluted	12,790,223	12,949,891

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$157,700	$67,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558,700	672,300
Gain on sales of equipment	-	(1,000)
Deferred income tax provision	63,100	45,400
Provision for doubtful accounts	25,400	26,100
Changes in assets and liabilities:
Decrease in accounts receivable	336,800	194,900
Decrease in inventories	227,400	77,600
Increase in prepaid expenses and other current assets	(40,200)	(46,400)
Decrease/(increase) in other assets	7,500	(2,000)
Increase/(decrease) in accounts payable	99,000	(53,200)
Increase/(decrease) in accrued liabilities	65,700	(54,100)

Net cash provided by operating activities	1,501,100	926,600

Cash flows from investing activities:
Repayments on notes receivable	43,000	65,300
Capital expenditures	(241,800)	(308,100)
Distribution from investment in partnership	2,500	1,600
Proceeds from sales of equipment	-	1,000

Net cash used in investing activities	(196,300)	(240,200)

Cash flows from financing activities:
Borrowings under line of credit	830,100	3,778,900
Repayments under line of credit	(1,422,700)	(3,994,000)
Repayment of long-term debt	(236,100)	(472,500)
Payment of common stock dividends	(508,000)	-
Proceeds from exercise of stock options	49,800	2,100
Repurchases of common stock	(16,500)	-

Net cash used in financing activities	(1,303,400)	(685,500)

Net increase in cash	1,400	900
Cash at beginning of period	28,000	20,800

Cash at end of period	$29,400	$21,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$138,800	$226,400
Income taxes	$53,200	$80,200
Non-cash investing activity:
Conversion of accounts receivable to note receivable	$150,000	$-
Non-cash financing activity:
Change in fair value of interest rate swap	$72,900	$(25,300)

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. ("the Company") Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2001.

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

Impact of Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board (“FASB”) issued a new release (EITF 00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers.  EITF 00-10 required freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income.  In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales.  The Company adopted this requirement during the fourth quarter of Fiscal 2001 and reclassifications have been made for prior periods presented.  There was no impact on net income as a result of the adoption of EITF 00-10.

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept.  It is management’s preliminary assessment that goodwill impairment will not result upon completion of the impairment analysis.  As of September 30, 2001, the Company has net unamortized goodwill of $4,105,900.  Goodwill amortization expense was $81,200 for the three months ended September 30, 2000.

For illustrative purposes the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.

	Three months ended			Three months ended
	September 30,			September 30,
	2001	2000		2001	2000
			Earning per share – diluted:
Reported net income	$157,700	$67,000	Reported net income	$.01	$.01
Addback goodwill amortization	-	81,200	Goodwill amortization	-	-
Adjusted net income	$157,700	$148,200	Adjusted net income	$.01	$.01

NOTE 2 - INVENTORIES:

Inventories consist of:

	September 30,	June 30,
	2001	2001
Raw materials	$2,088,900	$2,353,300
Finished goods	4,822,000	4,785,000
	$6,910,900	$7,138,300

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30,	June 30,
	2001	2001

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,019,900	5,009,900
Machinery, equipment, furniture and fixtures	26,051,600	25,911,000
Construction in progress	63,700	4,900
	32,174,700	31,965,300

Less - accumulated depreciation	(16,350,500)	(15,835,700)

	$15,824,200	$16,129,600

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:	September 30,	June 30,
	2001	2001

Patents, net of accumulated amortization of $132,500 and $121,000	$343,200	$354,700
Goodwill, net of accumulated amortization of $3,351,500	4,105,900	4,105,900

	$4,449,100	$4,460,600

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $7,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2002 and is secured by the Company's machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank's prime rate minus .25%.  The respective bank's prime rate at September 30, 2001 was 5.75% per annum.  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2001, total borrowings under the Company’s line of credit was $507,400 of which $300,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 4.38375% per annum and maturing October 15, 2001.  Proceeds from the loan were used for working capital purposes.  On October 1, 2001 the bank extended the maturity date on the line of credit to October 1, 2003 and reduced the total borrowings under the line of credit from $7,000,000 to $5,000,000.  At September 30, 2001, based on the new terms, the Company had approximately $4,492,600 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

		September 30,	June 30,
		2001	2001

Note payable - Bank	(A)	$5,257,700	$5,473,800
Note payable - Bank	(B)	1,746,700	1,766,700
		7,004,400	7,240,500

Less current portion		(944,300)	(944,300)

		$6,060,100	$6,296,200

(A)  On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (5.75% per annum at September 30, 2001).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At September 30, 2001, the total outstanding principal balance was under the LIBOR option at 4.63375% per annum maturing October 15, 2001.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

        At September 30, 2001 the Company had available a term-loan commitment in the amount of $1,200,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2001 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.  On October 1, 2001, this term-loan commitment expired and was replaced with a new term-loan commitment in the amount of $2,000,000 which will expire on October 1, 2002.

(B)   In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank.  This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note is due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% (5.75% per annum at September 30, 2001), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.  At September 30, 2001, the total outstanding principal was under the LIBOR option at 4.63375% per annum maturing October 15, 2001.

Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of September 30, 2001) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The agreement matures July 15, 2003.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30,	June 30,
	2001	2001

Salaries, wages, commissions and related payables	$482,500	$463,000
Other	467,500	348,400

	$950,000	$811,400

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

The options outstanding as of September 30, 2001 are exercisable at prices ranging from $0.9375 - $1.1875 (fair market value at the date of grant).  The outstanding options are exercisable as follows: 185,000 shares 100% exercisable, and 15,000 shares exercisable August 2002.  At September 30, 2001, the Company had 737,500 shares available for future grants.

Stock Option Activity:

	Outstanding	Weighted Average
	Shares	Price Per Share

Balance outstanding at June 30, 2001	307,500	$1.0084

Exercised	(57,500)	$0.8668
Cancelled	(50,000)	$0.8750

Balance outstanding at September 30, 2001	200,000	$1.1000

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At September 30, 2001 and June 30, 2001, treasury stock consisted of 864 shares of common stock at a cost of $700, respectively.

The Company reinstated its buyback program in the latter part of September 2000.  The Company continues to actively pursue acquiring its common shares during Fiscal 2002 as long as the market value per share continues to be under recognized by the stock market.  The Company has acquired and subsequently retired 21,531 shares of common stock at a total cost of $16,500.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share which was paid on July 13, 2001 to stockholders of record on June 27, 2001.  This marks the fifth payment of dividends since 1996 on the Company’s common stock.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended
	September 30,
	2001	2000
Current:
Federal	$23,200	$5,000
State	25,000	25,200
	48,200	30,200
Deferred:
Federal	67,800	53,200
State	(4,700)	(7,800)
	63,100	45,400

	$111,300	$75,600

At September 30, 2001, the Company had net operating loss (NOL) carryforwards of approximately $7,053,200 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2002 if not utilized.

At September 30, 2001, the Company also had a federal alternative minimum tax (“AMT”) credit of approximately $425,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.  Under current projections, management anticipates it will fully utilize the federal AMT credit in Fiscal 2002.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 "Earnings per Share", using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below detail the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended September 30, 2001				Three months ended September 30, 2000

			EPS				EPS
	Income	Shares	Amount		Income	Shares	Amount

Basic EPS
Net Income	$157,700	12,790,223	$.01		$67,000	12,906,940	$.01

Effect of dilutive stock options	-	-	-	(1)	-	42,951	-

Diluted EPS	$157,700	12,790,223	$.01	(1)	$67,000	12,949,891	$.01

(1) Common stock equivalents are omitted in the earnings per share calculation due to their anti-dilutive effect.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Footnote 1 to Financial Statements.

Results of Operations - Three Months Ended September 30, 2001 and 2000

Net sales for the three months ended September 30, 2001 decreased $786,400 to $9,588,300 compared to $10,374,700 for the same period last year.  The 7.6% decline in sales volumes continues to be attributed to a weakened marketplace as our country tries to recover from uncertain economic conditions and the recent terrorist attacks.  The largest decline in sale volumes is related to the Company’s marine product which is especially sensitive to recessionary conditions.  This aside, the Company has realized slight declines in many of its product lines related to the lackluster market and increased competition, but currently does not expect future sales volumes to dramatically diminish.  The Company currently reports positive gains in its lighting and refuse container product lines.  The Company anticipates its refuse container business to outperform prior years results as it was recently awarded business lost during fiscal 2001.  In addition, the Company remains highly focused on its sales and marketing efforts to capture and retain business for all of its product groups.  Backlogs remain solid and have increased slightly to $3,842,700 at September 30, 2001 compared to $3,683,900 at June 30, 2001.

Cost of goods sold improved by .9% to 76.3% of net sales for the three months ended September 30, 2001 compared to 77.2% for the same period last year.  The reduction is attributed to recent decreases in raw material costs coupled with improved manufacturing efficiencies and rescheduled shifts which have resulted in lower labor costs.  However, these improvements continued to be offset by increasing insurance, labor related benefits and utility costs.  Management continues to react to mitigate the effects of these escalating costs and will strive to minimize any potential dilution to its gross margins.

Selling, General and Administrative (“SG&A”) expenses were $1,922,000, or 20% of net sales, for the three months ended September 30, 2001 compared with $1,993,700, or 19.2% or net sales for the same period last year.  The comparative percentage increase is attributed to the lower sales volumes.  However, overall SG&A costs have decreased by $71,700 which relates to a reduction in goodwill amortization of $81,200 due to the adoption of SFAS No. 142 and reductions in professional fees, net of increased selling and marketing costs consistent with managements’ goals.

Total interest expense decreased $83,000 to $131,800 for the three months ended September 30, 2001 compared to $214,800 for the same period last year.  The decrease is primarily related to the $2,332,100 decrease in the Company’s total debt structure in comparison to amounts outstanding as of September 30, 2000 coupled with the negotiated bank rate reductions that went into effect in October 2000 and the ongoing federal discount rate reductions.  These factors along with the Company’s continuing ability to generate sufficient cash flows to service its debt structure will continue to have a positive effect on reducing future interest costs.

Income taxes were $111,300 for the three months ended September 30, 2001 compared to $75,600 for the same period last year.  The increase is in correlation with the current periods income before taxes.  The major portion of the Company’s tax provision is still related to the deferred tax component.  The Company is currently utilizing its remaining federal alternative minimum tax (“AMT”) credit created from the utilization of its net operating loss carryforwards in prior years.  Management anticipates fully utilizing its AMT credit in fiscal 2002 which once utilized will result in an increase in the Company’s current federal tax liability.

Net income increased $90,700 to $157,700, or $.01 per common share, for the three months ended September 30, 2001 compared to $67,000, or $.01 per common share, for the same period last year.  The increase is primarily related to the reduction in goodwill amortization expense in connection with the adoption of SFAS No. 142 and the overall reduction in interest costs as previously mentioned.  As we move forward into fiscal 2002, management will remain focused to sustain and improve future sales volumes which if accomplished, as we continue to face challenging economic conditions, should foster positive operating results.

Financial Condition

Working capital decreased to $8,692,800 at September 30, 2001 compared to $9,194,100 at June 30, 2000.  The decrease is primarily related to reductions in accounts receivable and inventories which is consistent with current operations and lower sales volume levels.  Cash flows from operations increased by $574,500 to $1,501,100 for the three months ended September 30, 2001 compared to $926,600 for the same period last year.  The increase is attributable to the increase in net income between the two periods as well as the cash flows generated from reductions in accounts receivable and inventories.  Cash flows from operations continues to show strength allowing the Company to easily meet our cash flow requirements, pay the $.04 common stock dividend declared in June 2001, and reduce our debt structure by $878,700 since June 30, 2001.

The Company expended $241,800 for property, plant and equipment (“PP&E”) during the three months ended September 30, 2001.  This amount is slightly below prior year’s expenditures, but is in synch with the Company’s current year PP&E budget.  The Company anticipates expending $1.2 million on capital expenditures in fiscal 2002.  The primary emphasis will be on new tooling and tooling modifications to enhance future revenues and customer satisfaction, additional equipment for our mold shop and a new injection molding machine to increase productivity.

Net borrowings under the line of credit decreased $592,600 to $507,400 between June 30, 2001 and September 30, 2001.  The decrease is associated to the excess cash flows generated from operations.  At September 30, 2001, based on the amended terms noted below, the Company had $4,492,600 available for future borrowings under the line of credit.

Effective October 1, 2001, the bank extended the maturity date on the line of credit to October 1, 2003 and reduced the total borrowings available under the line of credit from $7,000,000 to $5,000,000.  Management agreed to the bank’s request to reduce the line of credit borrowing limit after reviewing current cash flow projections which do not currently forecast requirements to exceed the revised $5,000,000 limit.  Management and the bank concurred that the borrowing limit would revert back to its original amount ($7,000,000) if circumstances arose that would warrant the need for additional borrowings.  Management also decided not to advance on the $1,200,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the amount of $2,000,000 which will expire on October 1, 2002.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share which was paid on July 13, 2001 to stockholders of record on June 27, 2001.  This marked the fifth payment of dividends since 1996 on the Company’s stock.  The Board of Directors has committed themselves to annually review a dividend program for the Company’s common stock.

Cash flows from operations in conjunction with the Company’s revolving line of credit and machinery and equipment loan commitment are expected to meet the Company’s needs for working capital, capital expenditures, common stock repurchases and repayment of long-term debt for the foreseeable future.

The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board (“FASB”) issued a new release (EITF 00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers.  EITF 00-10 required freight and handling costs billed separately on an invoice to be included as part of Sales on the Statements of Income.  In addition, the preferred classification of freight and handling costs expensed on the Statements of Income is to include them in Cost of Sales.  The Company adopted this requirement during the fourth quarter of fiscal 2001 and reclassifications have been made for all prior periods presented.  There was no impact on net income as a result of the adoption of EITF 00-10.

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS NO. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept.  It is management’s preliminary assessment that goodwill impairment will not result upon completion of the impairment analysis.  As of September 30, 2001, the Company has net unamortized goodwill of $4,105,900.  Goodwill amortization expense was $81,200 for the three months ended September 30, 2000.

Item 2a. Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2001 and should be read in conjunction with this interim financial information.  Since June 30, 2001, there has been no significant change in the Company’s exposure to market risks.

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

Rotonics Manufacturing Inc.
Registrant

Date: October 17, 2001	/s/ SHERMAN MCKINNISS
Sherman McKinniss
President and Chief Executive Officer