Form 10-Q
period 2001-12-31
ROTONICS MANUFACTURING INC/DE
filed 2002-02-11
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2001

Commission File number:  1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2467474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17022 South Figueroa Street, Gardena, California 90248
(Address of principal executive offices)   (Zip Code)

(310) 538-4932
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2001

Common Shares	12,769,667 Shares
($.01 stated value)
Total Pages 17

ROTONICS MANUFACTURING INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets -
December 31, 2001 (Unaudited) and June 30, 2001

Consolidated Statements of Income/(Loss), Comprehensive Income/(Loss) and Accumulated Deficit -
Three Months and Six Months Ended December 31, 2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows -
Six Months Ended December 31, 2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS

Current assets:
Cash	$22,700	$28,000
Accounts receivable, net of allowance for doubtful accounts of $146,100 and $99,200, respectively (Notes 5 and 6)	3,981,800	5,260,700
Current portion of notes receivable	69,000	62,300
Inventories (Notes 2, 5 and 6)	6,930,000	7,138,300
Deferred income taxes, net (Note 10)	478,100	541,300
Prepaid expenses and other current assets	486,700	349,100

Total current assets	11,968,300	13,379,700

Notes receivable, less current portion	345,600	311,800
Investment in Partnership	109,600	113,800
Property, plant and equipment, net (Notes 3, 5 and 6)	15,661,900	16,129,600
Intangible assets, net (Notes 1 and 4)	331,700	4,460,600
Other assets	87,800	105,300

	$28,504,900	$34,500,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$944,300	$944,300
Accounts payable	1,458,600	2,429,900
Accrued liabilities (Note 7)	843,200	811,400

Total current liabilities	3,246,100	4,185,600

Bank line of credit (Note 5)	563,400	1,100,000
Long-term debt, less current portion (Note 6)	5,824,000	6,296,200
Deferred income taxes, net (Note 10)	2,525,100	2,611,900

Total liabilities	12,158,600	14,193,700

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,769,667 and 12,761,398 shares, respectively, net of treasury shares (Note 9)	23,215,300	23,203,100
Accumulated other comprehensive loss, net of tax	(156,400)	(91,400)
Accumulated deficit	(6,712,600)	(2,804,600)

Total stockholders’ equity	16,346,300	20,307,100

	$28,504,900	$34,500,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS), COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
			(As Restated)
Net sales	$7,927,600	$9,371,500	$17,515,900	$19,746,200
Costs and expenses:
Cost of goods sold	5,999,100	7,423,800	13,311,900	15,428,500
Gross profit	1,928,500	1,947,700	4,204,000	4,317,700
Selling, general and and administrative expenses	1,791,000	2,068,000	3,713,000	4,061,700

Income/(loss) from operations	137,500	(120,300)	491,000	256,000
Other (expense)/income:
Interest expense	(117,800)	(192,500)	(249,600)	(407,300)
Other income/(expense), net	40,100	15,900	87,400	(3,000)
Total other expenses	(77,700)	(176,600)	(162,200)	(410,300)

Income/(loss) before income taxes and cumulative effect of change in accounting principle for goodwill	59,800	(296,900)	328,800	(154,300)
Income tax (provision)/benefit (Note 10)	(19,600)	120,300	(130,900)	44,700
Income/(loss) before cumulative effect of change in accounting principle for goodwill	40,200	(176,600)	197,900	(109,600)
Cumulative effect of change in accounting principle for goodwill (Notes 1 and 4)	—	—	(4,105,900)	—
Net income/(loss)	40,200	(176,600)	(3,908,000)	(109,600)

Other comprehensive income/(loss), before tax:
Cumulative effect of adoption of SFAS 133	—	—	—	109,400
Unrealized holding loss arising during the period	(31,700)	(96,500)	(184,700)	(157,900)
Less: Reclassification adjustments for losses/(gains) included in net income/(loss)	45,000	(5,300)	76,400	(11,200)
Total other comprehensive income/(loss) before tax	13,300	(101,800)	(108,300)	(59,700)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(5,400)	40,700	43,300	23,900
Total other comprehensive income/(loss), net of tax	7,900	(61,100)	(65,000)	(35,800)
Comprehensive income/(loss)	$48,100	$(237,700)	$(3,973,000)	$(145,400)

Accumulated deficit, beginning of period	$(6,752,800)	$(2,777,500)	$(2,804,600)	$(2,844,500)
Net income/(loss)	40,200	(176,600)	(3,908,000)	(109,600)
Accumulated deficit, end of period	$(6,712,600)	$(2,954,100)	$(6,712,600)	$(2,954,100)

Net Income/(loss) per common share (Note 11):
Basic and diluted

Income/(loss) before cumulative effect	$—	$(.01)	$.02	$(.01)
Cumulative effect of change in accounting principle for goodwill	$—	$—	$(.32)	$—
Net income/(loss)	$—	$(.01)	$(.30)	$(.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	12,779,767	12,864,322	12,784,921	12,885,931
Diluted	12,779,767	12,864,322	12,784,921	12,885,931

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,908,000)	$(109,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	4,105,900	—
Depreciation and amortization	1,124,900	1,344,700
Gain on sale of equipment	—	4,100
Deferred income tax provision/(benefit)	80,600	(71,300)
Provision for doubtful accounts	47,000	50,100
Changes in assets and liabilities:
Decrease in accounts receivable	1,081,900	1,242,900
Decrease/(increase) in inventories	208,300	(139,700)
Increase in prepaid expenses and other current assets	(137,600)	(350,000)
Decrease in other assets	17,500	3,100
Decrease in accounts payable	(450,400)	(198,700)
Decrease in accrued liabilities	(137,400)	(219,000)

Net cash provided by operating activities	2,032,700	1,556,600

Cash flows from investing activities:
Repayments on notes receivable, net	109,500	93,600
Capital expenditures	(634,200)	(642,200)
Distribution from investment in partnership	4,200	3,200
Proceeds from sale of equipment	—	2,900

Net cash used in investing activities	(520,500)	(542,500)

Cash flows from financing activities:
Borrowings under line of credit	2,863,700	5,404,200
Repayments under line of credit	(3,400,300)	(5,832,000)
Proceeds from issuance of long-term debt	—	6,050,000
Repayment of long-term debt	(472,200)	(6,549,800)
Payment of common stock dividend	(520,900)	—
Repurchases of common stock	(37,600)	(84,600)
Proceeds from issuance of common stock	49,800	2,100

Net cash used in financing activities	(1,517,500)	(1,010,100)

Net decrease/(increase) in cash	(5,300)	4,000

Cash at beginning of period	28,000	20,800

Cash at end of period	$22,700	$24,800

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$259,900	$423,400
Income taxes	$89,200	$156,200
Non-cash investing activity:
Conversion of accounts receivable to notes receivable	$150,000	$—
Non-cash financing activity:
Change in fair value of interest rate swap	$65,000	$35,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2001.

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

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  We are permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  We engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit as of July 1, 2001.  To determine fair value, valuation models involving guideline public companies, acquisition analysis and  discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s  guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  The Company completed the transitional goodwill impairment test in accordance with SFAS No. 142 and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  Goodwill amortization expense was $162,400 and $81,200 for the six months and three months ended December 31, 2000, respectively.

For illustrative purposes the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Reported net income/(loss) before accounting change	$40,200	$(176,600)	$197,900	$(109,600)

Cumulative effect of change in accounting principle for goodwill	—	—	(4,105,900)	—
Net income/(loss)	40,200	(176,600)	(3,908,000)	(109,600)

Add back goodwill amortization	—	81,200	—	162,400

Proforma net income/(loss)	$40,200	$(95,400)	$(3,908,000)	$52,800

Basic and diluted earnings per share:
Reported net income/(loss) before accounting change

	$—	$(.01)	$.02	$(.01)
Cumulative effect of change in accounting principle for goodwill	—	—	(.32)	—
Net income/(loss)	—	(.01)	(.30)	(.01)

Goodwill amortization	—	—	—	.01
Proforma net income/(loss)	$—	$(.01)	$(.30)	$—

In September 2001, the FASB approved pronouncement SFAS No. 144  “ Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” as well as Accounting Principle Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial position of results of operation.

NOTE 2 - INVENTORIES:

Inventories consist of:

	December 31, 2001	June 30, 2001
Raw materials	$2,071,000	$2,353,300
Finished goods	4,859,000	4,785,000

	$6,930,000	$7,138,300

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	December 31, 2001	June 30, 2001
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,037,800	5,009,900
Machinery, equipment, furniture and fixtures	26,394,300	25,911,000
Construction in progress	95,200	4,900
	32,566,800	31,965,300
Less - accumulated depreciation	(16,904,900)	(15,835,700)

	$15,661,900	$16,129,600

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	December 31, 2001	June 30, 2001
Patents	$475,700	$475,700
Less accumulated amortization, patents	(144,000)	(121,000)
Net patents	331,700	354,700

Goodwill

—

7,457,500

Less accumulated amortization, goodwill	—	(3,351,600)
Net goodwill	—	4,105,900

Total intangibles, net	$331,700	$4,460,600

The changes in the carrying amount of goodwill for the six months ended December 31, 2001 is as follows:

Six Months Ended December 31,
Balance as of June 30, 2001	$4,105,900
Goodwill impairment loss	(4,105,900)

Balance as of December 31, 2001	$—

The Company’s reporting unit was reviewed for goodwill impairment in conjunction with the adoption of SFAS No. 142.  Due to the disparity between the Company’s estimated fair value and its carrying value, a goodwill impairment loss of $4,105,900 was recognized as a cumulative effect of change in accounting principle as of July 1, 2001.  The fair value of the reporting unit was estimated using conservative valuation models involving guidelines public companies, acquisition analysis and discounted cash flows as well as its relation to the Company’s market capitalization.

Aggregate amortization expense for the six months ended December 31, 2001 was $23,000.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2003 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25%.  The applicable bank’s prime rate at December 31, 2001 was 4.5% per annum.  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At December 31, 2001, total borrowings under the Company’s line of credit was $563,400 of which $250,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 2.92% per annum and maturing January 15, 2002.  Proceeds from the loan were used for working capital purposes.  At December 31, 2001, the Company had approximately $4,436,600 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	December 31, 2001	June 30, 2001
Note payable - Bank (A)	$5,041,700	$5,473,800
Note payable - Bank (B)	1,726,600	1,766,700
	6,768,300	7,240,500

Less current portion	(944,300)	(944,300)

	$5,824,000	$6,296,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.5% per annum at December 31, 2001).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At December 31, 2001, the total outstanding principal balance was under the LIBOR option at 3.17% per annum maturing January 15, 2002.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

                        At December 31, 2001 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2002 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)        In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank.  This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note is due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% (4.5% per annum at December 31, 2001), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.  At December 31, 2001, the total outstanding principal was under the LIBOR option at 3.17% per annum maturing January 15, 2002.

Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of December 31, 2001) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The agreement matures July 15, 2003.

NOTE 7 — ACCRUED LIABILITIES:

Accrued liabilities consists of:

	December 31, 2001	June 30, 2001
Salaries, wages, commissions and related payables	$324,400	$463,000
Other	518,800	348,400
	$843,200	$811,400

NOTE 8 - STOCK OPTION PLAN:

The Company has a stock option plan which allows, at the discretion of the Board of Directors, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the exercise price of the stock options will be at least 85% of the fair market value of the Company’s common stock on the grant date.   The maximum term for  options granted under  the plan is five years.  The plan expires June 12, 2004.

The options outstanding as of December 31, 2001 are exercisable at prices ranging from $0.9375-$1.1875 (fair market value at the date of grant).  The outstanding options are exercisable as follows: 185,000 shares 100% exercisable, and 15,000 shares exercisable August 2002. At December 31, 2001, the Company had 737,500 shares available for future grants.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2001	307,500	$1.0084

Exercised	(57,500)	$0.8668
Cancelled	(50,000)	$0.8750

Balance outstanding at December 31, 2001	200,000	$1.1000

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2001, treasury stock consisted of 864 shares of common stock at a cost of $700.

The Company reinstated its buyback program in the latter part of September 2000.  The Company continues to actively pursue acquiring its common shares during Fiscal 2002 as long as the market value per share continues to be under recognized by the stock market.  In fiscal 2002, the Company has acquired and subsequently retired 47,331 shares of common stock at a total cost of $35,000.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share which was paid on July 13, 2001 to stockholders of record on June 27, 2001.  This marks the fifth payment of dividends since 1996 on the Company’s common stock.

On November 8, 2001, the Company initiated an Odd Lot Program to offer shareholders who own fewer than 100 shares of the Company’s common stock to sell such shares for a $1.00 per share.  The Program will run from November 8, 2001 to March 31, 2002.  As of December 31, 2001, the Company has acquired and subsequently retired 2,612 shares of common stock at a total cost of $2,600.

NOTE 10 - INCOME TAXES:

The components of the income tax (provision)/benefit were:

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
Current:
Federal	$23,200	$4,500	$-	$(500)
State	(9,400)	(800)	(34,400)	(26,000)
	13,800	3,700	(34,400)	26,500
Deferred:
Federal	(38,300)	108,300	(106,100)	55,100
State	4,900	8,300	9,600	16,100
	(33,400)	116,600	(96,500)	71,200

	$(19,600)	$120,300	$(130,900)	$44,700

At December 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $7,053,200 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2002 if not utilized.

At December 31, 2001, the Company also had a federal alternative minimum tax (“AMT”) credit of approximately $425,400 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.  Under current projections, management anticipates it will fully utilize the federal AMT credit in Fiscal 2002.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 “Earnings per Share”, using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended December 31, 2001				Three months ended December 31, 2000
	Income	Shares	EPS Amount		(Loss)/Income	Shares	EPS Amount
Basic EPS
Net income/(loss)	$40,200	12,779,767	$—		$(176,600)	12,864,322	$(.01)

Effect of dilutive stock options	—	—	—	(1)	—	—	—	(1)

Diluted EPS	$40,200	12,779,767	$-	(1)	$(176,600)	12,864,322	$(.01	)(1)

	Six months ended December 31, 2001				Six months ended December 31, 2000
	(Loss)/Income	Shares	EPS Amount		(Loss)/Income	Shares	EPS Amount
Basic EPS
Net income/(loss) before accounting change	$197,900	12,784,921	$.02		$(109,600)	12,885,631	$(.01)

Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	(.32)		—	—	—

Net loss	(3,908,000)	12,784,921	(.30)		(109,600)	12,885,631	(.01)

Effect of dilutive stock options	—	—	—	(1)	—	—	—	(1)

Diluted EPS	$(3,908,000)	12,784,921	$(.30	)(1)	$(109,600)	12,885,631	$(.01	)(1)

(1)  Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.

Results of Operations - Three Months Ended December 31, 2001 and 2000

Net sales for the three months ended December 31, 2001 decreased 15.4% to $7,927,600 compared to $9,371,500 for the same period last year.  The Company’s current market condition continues to mirror the economic slowdown our nation is experiencing.  As the economy improves, management is optimistic that it is poised to improve sales volumes and gain marketshare for its proprietary and custom product line as it continues to strengthen its sales, marketing and distribution strategies.

Cost of goods sold improved by 3.5% to 75.7% of net sales for the three months ended December 31, 2001 compared to 79.2% for the same period last year.  Management is pleased with this notable reduction in comparative costs.  Management has been very proactive in its efforts to improve and sustain acceptable gross margins in correlation with current market conditions.  As such, current operations have benefited from improved efficiencies, streamlined operations and workforce reductions.

Selling, general and administrative (“SG&A”) expenses were $1,791,000 or 22.6% of net sales, for the three months ended December 31, 2001 compared with $2,068,000, or 22.1% of net sales for the same period last year.  The comparative percentage increase is attributed to the lower sales volumes.  However, overall SG&A costs have decreased by $277,000 relating to the Company’s cost containment efforts as well as reductions in legal fees ($130,000) and the elimination of goodwill amortization which amounted to $81,200.

Total interest expense decreased $74,700 to $117,800 for the three months ended December 31, 2001 compared to $192,500 for the same period last year.  The decrease is primarily related to the $2,272,200 decrease in the Company’s debt structure compared to amounts outstanding as of December 31, 2000 along with federal discount rate reductions during the current period.  These factors, along with the Company’s continuing ability to generate sufficient cash flows to service its debt structure, will continue to have a positive effect on reducing future interest costs.

Income taxes were $19,600 for the three months ended December 31, 2001 compared to an income tax benefit of $120,400 for the same period last year.  The disparity between the comparative periods is attributed to the prior period loss before income taxes of $296,900 compared to current period income before taxes of $59,800.

Net income increased $216,800 to $40,200, or zero cents per common share, for the three months ended December 31, 2001 compared to a net loss of $176,600, or a loss of one cent per common share, for the same period last year.  Although market conditions have hampered positive sales growth, management has successfully minimized this adverse condition by improving efficiencies and staying committed  to its ongoing cost containment efforts.  As such, current period results have benefited from these efforts in addition to cost reductions relating to interest expense, professional fees and goodwill amortization as previously mentioned.  These efforts in addition to management’s continued efforts to strengthen and build future market share for its custom molding and proprietary products lines should have a positive impact on future results as the economy improves.

Results of Operations - Six Months Ended December 31, 2001 and 2000

Net sales for the six months ended December 31, 2001 decreased 11.3% to $17,515,900 compared to $19,746,200 for the same period last year.  Again, the reduction in comparative sales volumes is directly related to the economic slowdown our nation is experiencing.  Although most of the Company’s product lines have been sensitive to the current conditions, the Company has seen positive growth in its refuse container line due to successful awards of Municipal bids.  As the Company transitions through the current recession, management remains focused on its efforts to strengthen and build future marketshare for both its custom molding as well as proprietary product lines.

Cost of goods sold decreased by 2.1% to 76% of net sales for the six months ended December 31, 2001 compared to 78.1% for the same period last year.   Management is pleased with the notable reduction in comparative costs.  Management has been very proactive in its efforts to improve and sustain acceptable gross margins in correlation with current market conditions.  As such, current period gross margins have benefited from improved efficiencies, streamlined operations and workforce reductions.

Selling, General and Administrative (“SG&A”) expenses were $3,713,000 or 21.2% of net sales, for the six months ended December 31, 2001 compared with $4,061,700, or 20.6% of net sales, for the same period last year.  The comparative percentage increase is attributed to the lower sales volume.  However, overall SG&A costs have decreased by $348,700 which is attributed to cost containment efforts as well as reductions in legal fees ($174,000) and the elimination of goodwill amortization which amounted to $162,400.

Total interest expense decreased $157,700 to $249,600 for the six months ended December 31, 2001 compared to $407,300 for the same period last year.  The decrease is primarily related to the $2,272,200 decrease in the Company’s debt structure compared to amounts outstanding as of December 31, 2000 along with the bank debt negotiated interest rate reductions in October 2000 and the federal discount rate reductions during the current period.  These factors, along with the Company’s ability to generate sufficient cash flows to service its debt structure, will continue to have a positive effect on reducing future interest costs.

Income taxes were $130,900 for the six months ended December 31, 2001 compared to an income tax benefit of $44,700 for the same period last year.  The disparity between the comparative periods is attributed to the prior period loss before income taxes of $154,300 compared to current period income before taxes of $328,800.  The major portion of the Company’s current year’s tax provision is related to the deferred tax component.  The Company is currently utilizing  its remaining federal alternative minimum tax (“AMT”) credit created from the utilization of its net operating loss carryforwards in prior years.   Management anticipates fully utilizing its AMT credit in fiscal 2002, which once utilized will result in an increase in the Company’s current federal tax liability.

Net income before cumulative effect of change in accounting principle for goodwill increased $307,500 to $197,900, or two cents per common share, for the six months ended December 31, 2001 compared to a new loss of $109,600, or a loss of one cent per common share, for the same period last year.  Although market conditions have hampered positive sales growth, management has successfully minimized this adverse condition by improving efficiencies and staying committed to its ongoing cost containment efforts.  As such, current period results have benefited from these efforts in addition to cost reductions relating to interest expense, professional fees and goodwill amortization as previously mentioned.  These efforts in addition to management’s continued efforts to strengthen and build future marketshare for its custom molding and proprietary product lines should have a positive impact on future results as the economy improves.

Cumulative Effect of Change in Accounting Principle for Goodwill

The Company recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No. 142 amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the six months ended December 31, 2001 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value it was determined the fair value of the Company’s reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairment analysis.

Financial Conditions

Working capital decreased $528,100 to $8,722,000 at December 31, 2001 compared to $9,194,100 at June 30, 2001.  The decrease is related to overall reductions in accounts receivable, inventories and accounts payable which is consistent with current operations and lower sales volumes.  Cash flows from operations increased by $476,100 to $2,032,700 for the six months ended December 31, 2001 compared to $1,556,600 for the same period last year.  The increase is attributed to the $307,500 improvement in net income between the two periods as well as the cash flows generated from net reductions in accounts receivable and inventories.  Cash flows from operations  continue to show strength allowing the Company to meet our cash flow requirements, pay the $.04 common stock dividend declared in June 2001, and reduce its debt structure by $1,008,800 since June 30, 2001.

The Company expended $634,200 for the property, plant and equipment (“PP&E”) during the six months ended December 31, 2001.  This is slightly below prior year’s expenditures and is in line with current year’s PP&E budget.  The Company anticipates expending $1.2 million on capital expenditures in fiscal 2002.  The primary emphasis will be on new tooling and tooling modifications to enhance future revenues and customer satisfaction, additional equipment for our mold shop and a new injection molding machine to increase productivity.

Net borrowings under the line of credit decreased $536,600 to $563,400 between June 30, 2001 and December 31, 2001.  The decrease is attributed to the excess cash flows generated from operations.  At December 31, 2001, the Company had $4,436,600 available for future borrowings under the line of credit.

Effective October 1, 2001, the bank extended the maturity date on the line of credit to October 1, 2003 and reduced the total borrowings available under the line of credit from $7,000,000 to $5,000,000.  Management agreed to the bank’s request to reduce the line of credit borrowing limit after reviewing current cash flow projections which do not currently forecast requirements to exceed the revised $5,000,000 limit.  Management and the bank agreed verbally that the borrowing limit would revert back to its original amount ($7,000,000) if circumstances arose that would warrant the need for additional borrowings.  Management also decided not to advance on the $1,200,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the amount of $2,000,000 which will expire on October 1, 2002.

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

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001 and thereafter an impairment test at least annually and record an adjustment  when the fair value of our reporting unit, including goodwill, is less than its carrying value.  We are permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  We engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit.  To determine fair value, valuation models including guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  The Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  Goodwill amortization expense was $162,400 and $81,200 for the six months and three months ended December 31, 2000, respectively.

In September 2001, the FASB approved pronouncement SFAS No. 144  “ Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” as well as Accounting Principle Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Rotonics Manufacturing Inc.
Registrant

Date: February 5, 2002	/s/ SHERMAN MCKINNISS
Sherman McKinniss
Chairman of the Board

Date: February 5, 2002	/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President and
Chief Executive Officer

Date: February 5, 2002	/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer