Form 10-K405/A
period 2001-06-30
ROTONICS MANUFACTURING INC/DE
filed 2002-03-25
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

Commission file number 1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2467474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17022 South Figueroa Street Gardena, California	90248
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 stated par value)	American Stock Exchange
Titles of each class	Name of each Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 21, 2002, was $4,722,900 (1).

The number of shares of common stock outstanding at March 21, 2002 was 12,767,683.

(1) Excludes 7,077,430 shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at March 21, 2002.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

PART II

The following selected financial data has been restated for fiscal years 2001 and 2000 to correctly present a portion of patent defense costs previously capitalized in the fourth quarter of fiscal 2001 to the period they were incurred in fiscal 2000.  Appropriate corrections were made to both balance sheet and income statement accounts to reflect the $76,800 net of tax adjustment.  As a result of the adjustment net income for fiscal 2001 was restated from $550,500 to $473,700 and net income for fiscal 2000 was resated from $1,953,700 to $2,030,500.

Item 6.  Selected Financial Data

	Year ended June 30,
	2001(E)	2000(E)	1999	1998(B)	1997
Income Statement Data
Net sales	$40,520,100	$46,647,700	$46,730,900	$38,774,900	$39,814,500

Cost of goods sold	31,158,700	34,645,000	34,566,500	29,984,400	29,721,500

Gross margin	9,361,400	12,002,700	12,164,400	8,790,500	10,093,000

Selling, general and administrative expenses (C)	7,635,400	7,888,900	8,841,600	7,327,300	6,239,600

Interest expense	743,100	955,000	987,700	793,700	556,500

Net income (D)	$473,700	$2,030,500	$1,326,000	$417,200	$1,441,800

Basic/diluted income per common share	$0.04	$0.14	$0.09	$0.03	$0.10

Average common shares outstanding (A)	12,835,200	13,981,800	15,379,400	14,445,200	14,134,600

Other Financial Data

Net income as a percent of sales	1.2%	4.4%	2.9%	1.1%	3.7%

(A)    Computed on the basis of the weighted average number of common shares outstanding during each year.

(B)     Includes the results of operations of Rotocast since the effective date of merger.

(C)     In fiscal 1999 and 1998, includes $394,400 and $280,300 respectively, in plant consolidation expenses.

(D)     Fiscal year 1997 includes $1,010,800 in costs relating to a lawsuit settlement.

(E)     As restated – see Note 18 of the Company’s Notes to Consolidated Financial Statements.

	At June 30,
	2001	2000(D)	1999	1998(B)	1997
Balance Sheet Data

Current assets	$13,379,700	$14,866,100	$15,701,500	$16,463,600	$12,814,000

Current liabilities	4,185,600	5,408,300	5,965,900	6,452,800	5,099,700

Working capital surplus	9,194,100	9,457,800	9,735,600	10,010,800	7,714,300

Total assets	34,500,800	37,193,200	39,300,300	40,563,800	30,634,400

Long-term debt	7,396,200	8,569,800	9,470,600	10,976,500	6,486,100

Total liabilities	14,193,700	16,629,400	17,866,000	19,155,900	11,589,800

Current ratio	3.2 to 1	2.7 to 1	2.6 to 1	2.6 to 1	2.5 to 1

Net book value per common share (A)	$1.59	$1.59	$1.42	$1.35	$1.35

Dividends (C)	$0.04	$—	$0.04	$0.04	$0.04

(A)    Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year.

(B)     Includes the effect of the Rotocast merger.

(C)     Based on cash dividends declared per common share during the respective periods.

(D)     As restated – see Note 18 of the Company’s Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations has been updated to reflect restatements to fiscal 2001 and 2000 to correctly present patent defense costs capitalized in fiscal 2001 which were incurred in fiscal 2000.  The correction resulted in adjustments to selling, general and administrative expenses, income tax provision, other assets and deferred income taxes to reflect the net of tax adjustment of $76,800 between the two periods.  The correction did not result in an additional cash outlay nor did it change the Company’s stockholders’ equity value as of June 30, 2001.  The impact of the restatements on the accompanying financial statements is as follows:

Year Ended June 30, 2001	As Previously Reported	Adjustments	As Restated
Income before income taxes	$1,216,500	$(128,000)	$1,088,500
Income tax provision	(666,000)	51,200	(614,800)
Net income	$550,500	$(76,800)	$473,700

Year Ended June 30, 2000	As Previously Reported	Adjustments	As Restated
Other assets	$222,300	$128,000	$350,300
Deferred income tax liability	$2,600,100	$51,200	2,651,300
Income before income taxes	$3,172,200	$128,000	$3,300,200
Income tax provision	(1,218,500)	(51,200)	(1,269,700)
Net income	$1,953,700	$76,800	$2,030,500

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

Selling, general and administrative (“SG&A”) expenses were $7,635,400 or 18.8% of net sales in fiscal 2001 compared to $7,888,900 or 16.9% of net sales in fiscal 2000.  Again, the comparative percentage increase is attributed to lower sales volumes.  However, overall SG&A costs have decreased by $253,500.  The reduction is related to a significant reduction in selling costs as a result of lower commission, advertising and tradeshow costs.  Management continue to assess its marketing strategies to focus its resources and efforts in a manner which will optimize exposure for its various product groups.

Selling, general and administrative expenses were $7,888,900 or 16.9% of net sales in fiscal 2000 compared to $8,447,200 or 18.1% of net sales in fiscal 1999.  Again, the reduction is the result of management cost containment efforts which have effectively reduced overall SG&A costs by $558,300 between the two periods.  Reductions were primarily realized in advertising and marketing costs and significant reductions in employment wage costs.  This is consistent with management’s goal to maintain SG&A levels in line with target sales volumes.

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

Income from operations was $1,726,000 or 4.3% of net sales in fiscal 2001 compared to $4,113,800 or 8.8% and $3,322,800 or 7.1% of net sales in fiscal 2000 and 1999, respectively.  The 58% decrease in operating income in fiscal 2001 is primarily due to the reduction in sales volumes caused by the economic downturn coupled with the increased raw material, natural gas and labor related costs as outlines above.  The 23.8% improvement in fiscal 2000 operating income is attributed to the preservation of a favorable gross margin coupled with the reduction in SG&A costs and from plant consolidations completed in fiscal 1999.  Although the Company continues to benefit from its plant consolidations and ongoing cost containment efforts, future operating results will be challenged, as we saw in fiscal 2001, by the country’s current economic conditions and escalating cost trends.

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

Income taxes were $614,800, $1,269,700 and $1,147,500 in fiscal 2001, 2000 and 1999 respectively.  A major portion of the Company’s tax provision is the deferred tax component which amounted to $511,500, $1,015,500 and $923,400 in fiscal 2001, 2000 and 1999 respectively.  During the last three years these amounts primarily relate to the utilization of the Company’s federal and state net operating loss (“NOL”) carryforwards and thus do not diminish current cash flow.  In fiscal 2001, the Company fully utilized its remaining Federal NOL carryforward.  At June 30, 2001 the Company had approximately $425,400 in federal alternative minimum tax (“AMT”) credit carryforwards to offset future taxable income.

Management anticipates fully utilizing this AMT credit in fiscal 2002.  Following the utilization of this AMT credit, the Company will incur increased cashflow requirements for the payment of current federal taxes.

Net income decreased $1,556,800 to $473,700 or $.04 per common share for fiscal 2001 compared to net income of $2,030,500 or $.14 per common share in fiscal 2000.  The decrease is related to the 13.1% reduction in sales volumes due to the tightening in the manufacturing sector coupled with the 2.6% increase in cost of sales, as a percentage of net sales, related to the escalating raw material, utility and labor related costs incurred during the period.  Management sees positive trends in current backlogs, but realizes the manufacturing sector will continue to face ongoing challenges in its efforts to improve sales volumes, optimize operating results and absorb inflationary industry costs.  As such, management remains focused to rebuild on its strengths and minimize these adverse conditions as much as possible.

Net income increased 53% to $2,030,500 in fiscal 2000 compared to $1,326,000 in fiscal 1999.  Earnings per share also increased 56% to $0.14 per common share in fiscal 2000 compared to $0.09 per common share in fiscal 1999.  Management attributes the enhanced earnings to the current cost savings obtained from its SG&A cost containment efforts and the one-time plant consolidation costs realized in fiscal 1999 that did not dilute future earnings.  The increase in fiscal 2000 earnings per share also benefited from the 2,169,099 common shares repurchased and retired in fiscal 2000.

Liquidity and Capital Resources

Working capital decreased $391,700 to $9,194,100 at June 30, 2001 compared to $9,585,800 at June 30, 2000.  The reduction is attributed to fluctuations in accounts receivable, inventories and deferred income taxes consistent with the Company’s current operations offset by the $1,000,000 reduction in the current portion of long-term debt due to the restructuring of the Company’s debt with the bank.  Cash flow from operations remained fairly strong but decreased by $1,646,000 to $3,547,200 for fiscal 2001 compared to $5,193,200 for the same period last year.  The decrease is primarily related to the $1,556,800 reduction in net income.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $4,503,900 in fiscal 2001 compared to $6,959,900 in fiscal 2000.  Although EBIDTA is not a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States, it is a relevant internal measurement of the Company’s operations and cash flows.  As such, in spite of the numerous challenges faced in fiscal 2001 which caused diminished operating results, the Company continues to generate sufficient cash flows from operations enabling the Company to easily meet its working capital needs, service and reduce its debt, pay the common stock dividend declared in June 2001 and continue the common stock buyback program.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 1999 by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000 by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings.  SFAS 133 is required for all fiscal years beginning after June 15, 2000.  On July 1, 2000 the Company adopted SFAS 133.  In connection with the adoption of SFAS 133, the Company’s interest rate swap was designated as a hedge.  On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income.  The related unrealized loss of $270,000 during the year ended June 30, 2001 has been recognized in the comprehensive income component of stockholders’ equity.

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

II Valuation and Qualifying Accounts, Years Ended June 30, 2001, 2000, and 1999

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K - None.

(c)       The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

23(a)	Consent of Independent Public Accountants - Arthur Andersen LLP

99	Arthur Andersen Special Exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTONICS MANUFACTURING INC.

By	/s/ ROBERT E. GAWLIK

Robert E. Gawlik
President, Chief Executive Officer

Date 03/25/2002

By	/s/ DOUGLAS W. RUSSELL

Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer

Date 03/25/2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHERMAN MCKINNISS	Chairman of the Board	03/25/2002
Sherman McKinniss

/s/ E. PAUL TONKOVICH	Secretary, Director	03/25/2002
E. Paul Tonkovich

/s/ DAVID C. POLITE	Director	03/25/2002
David C. Polite

/s/ LARRY M. DEDONATO	Director	03/25/2002
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	03/25/2002
Larry L. Snyder

/s/ MARC L. BERMAN	Director	03/25/2002
Marc L. Berman

/s/ JULES SANDFORD	Director	03/25/2002
Jules Sandford

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2001 and 2000 (as restated, see Note 18), and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows (as restated, see Note 18) for each of the three years in the period ended June 30, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Orange County, California

August 22, 2001 (except with respect to the matter discussed in Note 18, as to which the date is March 21, 2002)

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2000
ASSETS		(As restated, see Note 18)
Current assets:
Cash	$28,000	$20,800
Accounts receivable, net of allowance for doubtful accounts of $99,200 and $142,000, respectively (Notes 8 and 9)	5,260,700	6,151,500
Current portion of notes receivable (Note 3)	62,300	17,700
Inventories (Notes 4, 8 and 9)	7,138,300	7,361,600
Deferred income taxes, net (Note 14)	541,300	1,092,200
Prepaid expenses and other current assets	349,100	222,300

Total current assets	13,379,700	14,866,100

Notes receivable, less current portion (Note 3)	311,800	418,000
Investment in partnership (Note 5)	113,800	120,300
Property, plant and equipment, net (Notes 6, 8 and 9)	16,129,600	17,132,100
Intangible assets, net (Note 7)	4,460,600	4,470,400
Other assets	105,300	186,300

	$34,500,800	$37,193,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt (Note 9)	$944,300	$1,961,700
Accounts payable	2,429,900	2,497,600
Accrued liabilities (Note 11)	811,400	949,000

Total current liabilities	4,185,600	5,408,300

Bank line of credit (Note 8)	1,100,000	2,315,100
Long-term debt, less current portion (Note 9)	6,296,200	6,254,700
Deferred income taxes, net (Note 14)	2,611,900	2,651,300

Total liabilities	14,193,700	16,629,400

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,761,398 and 12,905,721 shares, respectively, net of treasury shares (Note 13)	23,203,100	23,331,500
Accumulated other comprehensive loss	(91,400)	—
Accumulated deficit	(2,804,600)	(2,767,700)

Total stockholders’ equity	20,307,100	20,563,800

	$34,500,800	$37,193,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended June 30,
	2001	2000	1999
	(As restated, see Note 18)	(As restated, see Note 18)
Net sales	$40,520,100	$46,647,700	$46,730,900

Costs and expenses:
Cost of goods sold	31,158,700	34,645,000	34,566,500
Selling, general and administrative expenses	7,635,400	7,888,900	8,447,200
Plant consolidation expenses (Note 2)	—	—	394,400

Total costs and expenses	38,794,100	42,533,900	43,408,100

Income from operations	1,726,000	4,113,800	3,322,800

Other (expense)/income:
Interest expense	(743,100)	(955,000)	(987,700)
Other income, net	105,600	141,400	138,400
Total other expense, net	(637,500)	(813,600)	(849,300)

Income before income taxes	1,088,500	3,300,200	2,473,500

Income tax provision (Note 14)	(614,800)	(1,269,700)	(1,147,500)

Net income	473,700	2,030,500	1,326,000

Other comprehensive income, before tax:
Cumulative effect of adoption of SFAS 133	109,400	—	—
Unrealized holding loss arising during the period	(270,000)	—	—
Less: Reclassification adjustments for losses included in net income	8,300	—	—
Total other comprehensive loss before tax	(152,300)	—	—
Income tax benefit related to items of other comprehensive loss	60,900	—	—
Total other comprehensive loss, net of tax	(91,400)	—	—

Comprehensive income	$382,300	$2,030,500	$1,326,000

Basic and diluted income per share (Note 1)	$.04	$.14	$.09

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
Balances, June 30, 1998	15,806,361	$26,921,400	$—	$(5,513,500)	$21,407,900

Repurchase of common stock	(734,041)	(688,900)	—	—	(688,900)
Common stock dividends	—	—	—	(610,700)	(610,700)

Net income	—	—	—	1,326,000	1,326,000

Balances, June 30, 1999	15,072,320	26,232,500	—	(4,798,200)	21,434,300

Exercise of stock options	2,500	2,000	—	—	2,000
Repurchase of common stock	(2,169,099)	(2,903,000)	—	—	(2,903,000)

Net income - (As restated, see Note 18)	—	—	—	2,030,500	2,030,500

Balances, June 30, 2000 (As restated, see Note 18)	12,905,721	23,331,500	—	(2,767,700)	20,563,800

Exercise of stock options	2,500	2,000	—	—	2,000
Repurchase of common stock	(146,823)	(130,400)	—	—	(130,400)
Common stock dividends	—	—	—	(510,600)	(510,600)
Other comprehensive loss, net of tax	—	—	(91,400)	—	(91,400)

Net income - (As restated, see Note 18)	—	—	—	473,700	473,700

Balances, June 30, 2001	12,761,398	$23,203,100	$(91,400)	$(2,804,600)	$20,307,100

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2001	2000	1999
Cash flows from operating activities:	(As restated, see Note 18)	(As restated, see Note 18)
Net income	$473,700	$2,030,500	$1,326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,672,300	2,704,600	2,635,300
Gain on sales of equipment	(48,000)	(24,000)	(1,500)
Deferred income tax expense	511,500	1,015,500	923,400
Provision for doubtful accounts	31,000	22,800	179,300
Changes in assets and liabilities:
Decrease in accounts receivable	859,800	395,900	160,400
Decrease/(increase) in inventories	223,300	(387,900)	108,200
Increase in prepaid expenses and other current assets	(126,800)	(5,600)	(8,500)
Increase in other assets	(242,500)	(109,100)	42,100
Decrease in accounts payable	(578,100)	(318,400)	(879,900)
(Decrease)/increase in accrued liabilities	(229,000)	(88,100)	87,900
(Decrease)/increase in income taxes payable	—	(43,000)	43,000

Net cash provided by operating activities	3,547,200	5,193,200	4,615,700

Cash flows from investing activities:
Repayments on notes receivable	61,600	118,800	27,000
Capital expenditures	(1,348,100)	(1,415,100)	(2,141,400)
Proceeds from sales of equipment	59,600	26,600	5,700
Distribution from investment in partnership	6,500	3,900	9,000

Net cash used in investing activities	(1,220,400)	(1,265,800)	(2,099,700)

Cash flows from financing activities:
Borrowings under line of credit	9,336,300	14,055,200	11,670,500
Repayments under line of credit	(10,551,400)	(14,027,500)	(13,309,300)
Proceeds from issuance of long-term debt	6,050,000	3,200,000	3,505,900
Repayments of long-term debt	(7,025,900)	(4,233,800)	(3,090,000)
Payment of common stock dividends	(200)	(2,800)	(631,600)
Proceeds from exercise of stock options	2,000	2,000	—
Repurchases of common stock	(130,400)	(2,903,000)	(688,900)

Net cash used in financing activities	(2,319,600)	(3,909,900)	(2,543,400)

Net increase/(decrease) in cash	7,200	17,500	(27,400)
Cash at beginning of year	20,800	3,300	30,700

Cash at end of year	$28,000	$20,800	$3,300

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company’s consolidated financial statements and related notes have been corrected to reflect restatements to fiscal 2001 and 2000 to correctly present patent defense costs capitalized in fiscal 2001 which were incurred in fiscal 2000.  The correction resulted in adjustments to selling, general and administrative expenses, income tax provision, other assets and deferred income taxes (see Note 18).  In addition, corrections have been made to Note 17 “Unaudited Quarterly Results” to reflect corrections to the quarters in which the legal costs were originally incurred.  The correction did not result in any additional cash outlay nor did it change the Company’s stockholders’ equity value as of June 30, 2001.

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

The table below details the components of the basic and diluted earnings per share (“EPS”) calculations:

	Net Income	Weighted Average Shares Outstanding	EPS
June 30, 2001
Basic EPS Net Income – (As restated, see Note 18)	$473,700	12,835,200	$0.04

Effect of dilutive stock options	—	10,800	—

Diluted EPS	$473,700	12,846,000	$0.04

June 30, 2000
Basic EPS Net Income – (As restated, see Note 18)	$2,030,500	13,981,800	$0.14

Effect of dilutive stock options	—	58,000	—

Diluted EPS	$2,030,500	14,039,800	$0.14

June 30, 1999
Basic EPS Net Income	$1,326,000	15,379,400	$0.09

Effect of dilutive stock options	—	4,700	—

Diluted EPS	$1,326,000	15,384,000	$0.09

Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 1999 by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” and in June, 2000, by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income.  Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings.  SFAS 133 is required for all fiscal years beginning after June 15, 2000.  On July 1, 2000 the Company adopted SFAS 133.  In connection with the adoption of SFAS 133, the Company’s interest rate swap was designated as a hedge.  On the initial adoption date of SFAS 133, the Company recorded the fair value of its derivative on the balance sheet as an asset valued at $109,400 with an offsetting entry to accumulated other comprehensive income.  The related unrealized loss of $270,000 during the year ended June 30, 2001 has been recognized in the other comprehensive loss component of stockholders’ equity.

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

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	June 30,
	2001	2000
Land	$ 1,039,500	$ 1,039,500
Buildings and building improvements	5,009,900	4,725,200
Machinery, equipment, furniture and fixtures	25,911,000	24,879,100
Construction in progress	4,900	48,500
	31,965,300	30,692,300

Less - accumulated depreciation	(15,835,700)	(13,560,200)

	$ 16,129,600	$ 17,132,100

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets consist of:	June 30,
	2001	2000
Patents, net of accumulated amortization of $121,000 and $112,600	$ 354,700	$ 39,600
Goodwill, net of accumulated amortization of $3,351,500 and $3,026,600	4,105,900	4,430,800

	$ 4,460,600	$ 4,470,400

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

NOTE 9 - LONG-TERM DEBT:

Long-term debt consists of:	June 30,
	2001	2000
Note payable - Bank (A)	$5,473,800	$—
Note payable - Bank (B)	1,766,700	1,846,700
Note payable - Bank	—	186,400
Note payable - Bank	—	400,000
Note payable - Bank	—	800,000
Note payable - Bank	—	1,850,000
Note payable - Bank	—	91,600
Note payable - Bank	—	1,833,300
Note payable - Bank	—	1,200,000
Other	—	8,400
	7,240,500	8,216,400

Less-current portion	(944,300)	(1,961,700)
	$6,296,200	$6,254,700

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

Stock Option Activity
	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 1998	—	—
Granted	115,000		$0.8869

Balance outstanding at June 30, 1999	115,000	100,000	$0.8750
Granted	40,000		$0.9375
Exercised	(2,500)		$0.8125
Cancelled	(2,500)		$0.8125

Balance outstanding at June 30, 2000	150,000	145,000	$0.8901
Granted	193,000		$1.1146
Exercised	(2,500)		$0.8125
Cancelled	(33,000)		$0.9886

Balance outstanding at June 30, 2001	307,500	277,500	$1.0084

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

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:

	For the years ended June 30,
	2001	2000	1999
	(As restated, see Note 18)	(As restated, see Note 18)
Current:
Federal	$(26,000)	$(75,000)	$(72,900)
State	(77,300)	(179,200)	(151,200)
	(103,300)	(254,200)	(224,100)

Deferred:
Federal	(473,700)	(961,000)	(939,700)
State	(37,800)	(54,500)	16,300
	(511,500)	(1,015,500)	(923,400)

	$(614,800)	$(1,269,700)	$(1,147,500)

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

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For the year ended June 30,
	2001	2000	1999
	(As restated, see Note 18)	(As restated, see Note 18)
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	3.6	3.6	3.5
Goodwill amortization	10.2	3.4	4.5
Other items, net	8.7	(2.5)	4.4

Effective income tax rate	56.5%	38.5%	46.4%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2001	2000
	(As restated, see Note 18)
Deferred tax assets:
Federal NOL	$—	$499,600
State NOL (net of federal benefit)	399,100	417,800
Tax credit carryforwards	425,400	409,100
Employment-related reserves	70,800	120,300
Allowance for doubtful accounts	39,200	56,100
	934,500	1,502,900
Deferred tax liabilities:
Depreciation and amortization	(2,697,900)	(2,760,300)
Net deferred tax liability before valuation allowance	(1,763,400)	(1,257,400)
Deferred tax assets valuation allowance	(307,200)	(301,700)
Net deferred tax liability	$(2,070,600)	$(1,559,100)

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

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

	For the years ended June 30,
	2001	2000	1999
Cash paid during the year for:
Interest	$770,100	$952,500	$1,002,400
Income taxes	$180,200	$391,600	$103,800

Non-cash financing activities:
Common dividends declared but not paid	$510,600	$—	$3,300
Fair value of interest rate swap	$91,400	$—	$—

NOTE 17 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2001 - (As restated, see Note 18):
Net sales	$10,374,700	$9,371,500	$9,904,500	$10,869,400
Gross profit	2,370,000	1,947,600	2,472,000	2,571,800

Net income/(loss) - as previously reported	$67,000	$(176,600)	$259,400	$400,700
Adjustment (Note 18)	43,100	71,600	1,400	(192,900)
Net income - restated	$110,100	$(105,000)	$260,800	$207,800

Per share:
Net income/(loss) - basic and diluted	$.01	$ .(01)	$.02	$.02

Fiscal Year 2000 - (As restated, see Note 18):
Net sales	$12,370,700	$10,519,900	$11,521,400	$12,235,700
Gross profit	3,616,600	2,885,100	2,684,900	2,816,100

Net income - as previously reported	$700,000	$401,200	$328,800	$523,700
Adjustment (Note 18)	20,600	15,400	9,500	31,300
Net income - restated	$720,600	$416,600	$338,300	$555,000

Per share:
Net income - basic and diluted	$.05	$.03	$.02	$.04

NOTE 18 - RESTATEMENTS

The Company’s consolidated financial statements and related notes have been corrected to reflect restatements to fiscal 2001 and 2000 to correctly present patent defense costs capitalized in fiscal 2001 which were incurred in fiscal 2000.  The correction resulted in adjustments to selling, general and administrative expenses, income tax provision, other assets and deferred taxes to reflect a net of tax adjustment of $76,800 between the two periods.  In addition, corrections have been made to Note 17 “Unaudited Quarterly Results” to reflect corrections to the quarters in which the legal costs were originally incurred.  The correction did not result in any additional cash outlay nor did it change the Company’s stockholders’ equity as of June 30, 2001.  The impact of the restatements on the accompanying financial statements is as follows:

Year Ended June 30, 2001	As Previously Reported	Adjustments	As Restated
Income before income taxes	$1,216,500	$(128,000)	$1,088,500
Income tax provision	(666,000)	51,200	(614,800)
Net income	$550,500	$(76,800)	$473,700

Year Ended June 30, 2000	As Previously Reported	Adjustments	As Restated
Other assets	$222,300	$128,000	$350,300
Deferred income tax liability	$2,600,100	$51,200	2,651,300
Income before income taxes	$3,172,200	$128,000	$3,300,200
Income tax provision	(1,218,500)	(51,200)	(1,269,700)
Net income	$1,953,700	$76,800	$2,030,500

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2001, 2000 and 1999

Column A	Column B	Column C			Column D		Column E
	Balance at beginning of period	Additions
Description		Charged to Costs & Expenses	Other		Deductions		Balance at end of period
June 30, 2001:
Allowance for doubtful accounts	$142,000	$29,600	$—		$(72,400	)(1)	$99,200

Deferred tax asset valuation allowance	$301,700	$—	$5,500	(2)	$—		$307,200

June 30, 2000:
Allowance for doubtful accounts	$321,400	$1,500	$—		$(180,900	)(1)	$142,000

Deferred tax asset valuation allowance	$243,300	$—	$58,400	(2)	$—		$301,700

June 30, 1999:
Allowance for doubtful accounts	$148,000	$179,300	$—		$(5,900	)(1)	$321,400

Deferred tax asset valuation allowance	$192,400	$—	$50,900	(2)	$—		$243,300

(1)        Doubtful accounts written off during the year, net of recoveries.

(2)        Represents valuation allowance for potential state NOL’s which will expire prior to utilization.