Form 10-Q
period 2002-03-31
ROTONICS MANUFACTURING INC/DE
filed 2002-05-07
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2002

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

                                                                                                                                                Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Shares	12,762,780 Shares
($.01 stated value)
Total Pages 17

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2002	2001
	(Unaudited)
ASSETS

Current assets:
Cash	$97,100	$28,000
Accounts receivable, net of allowance for doubtful accounts of $103,900 and $99,200, respectively (Notes 5 and 6)	5,022,500	5,260,700
Current portion of notes receivable	60,300	62,300
Inventories (Notes 2, 5 and 6)	6,586,700	7,138,300
Deferred income taxes, net (Note 10)	310,100	541,300
Prepaid expenses and other current assets	494,500	349,100

Total current assets	12,571,200	13,379,700

Notes receivable, less current portion	313,500	311,800
Investment in Partnership	108,700	113,800
Property, plant and equipment, net (Notes 3, 5 and 6)	15,362,400	16,129,600
Intangible assets, net (Notes 1 and 4)	320,200	4,460,600
Other assets	79,800	105,300

	$28,755,800	$34,500,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$944,300	$944,300
Accounts payable	1,808,300	2,429,900
Accrued liabilities (Note 7)	888,800	811,400

Total current liabilities	3,641,400	4,185,600

Bank line of credit (Note 5)	243,200	1,100,000
Long-term debt, less current portion (Note 6)	5,588,000	6,296,200
Deferred income taxes, net (Note 10)	2,511,500	2,611,900

Total liabilities	11,984,100	14,193,700

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,761,253 and 12,761,398 shares, respectively, net of treasury shares (Note 9)	23,207,500	23,203,100
Accumulated other comprehensive loss, net of tax	(117,300)	(91,400)
Accumulated deficit	(6,318,500)	(2,804,600)

Total stockholders’ equity	16,771,700	20,307,100

	$28,755,800	$34,500,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS), COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net sales	$9,368,100	$9,904,500	$26,884,000	$29,650,700
Costs and expenses:
Cost of goods sold	6,722,500	7,432,500	20,034,400	22,861,100
Gross profit	2,645,600	2,472,000	6,849,600	6,789,600
Selling, general and and administrative expenses	1,967,600	1,894,600	5,680,700	5,765,100

Income/(loss) from operations	678,000	577,400	1,168,900	1,024,500
Other (expense)/income:
Interest expense	(111,700)	(178,100)	(361,200)	(585,400)
Other income/(expense), net	37,800	26,000	125,200	23,000
Total other expenses	(73,900)	(152,100)	(236,000)	(562,400)

Income/(loss) before income taxes and cumulative effect of change in accounting principle for goodwill	604,100	425.300	932,900	462,100
Income tax (provision)/benefit (Note 10)	(210,000)	(164,500)	(340,900)	(196,200)
Income/(loss) before cumulative effect of change in accounting principle for goodwill	394,100	260,800	592,000	265,900
Cumulative effect of change in accounting principle for goodwill (Notes 1 and 4)	—	—	(4,105,900)	—
Net income/(loss)	394,100	260,800	(3,513,900)	265,900

Other comprehensive income/(loss), before tax:
Cumulative effect of adoption of SFAS 133	—	—	—	109,400
Unrealized holding gain/(loss) arising during the period	11,700	(102,300)	(173,000)	(260,200)
Less: Reclassification adjustments for losses/(gains) included in net income/(loss)	53,400	800	129,800	(10,400)
Total other comprehensive income/(loss) before tax	65,100	(101,500)	(43,200)	(161,200)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(26,000)	40,600	17,300	64,500
Total other comprehensive income/(loss), net of tax	39,100	(60,900)	(25,900)	(96,700)
Comprehensive income/(loss)	$433,200	$199,900	$(3,539,800)	$169,200

Accumulated deficit, beginning of period	$(6,712,600)	$(2,762,600)	$(2,804,600)	$(2,767,700)
Net income/(loss)	394,100	260,800	(3,513,900)	265,900
Accumulated deficit, end of period	$(6,318,500)	$(2,501,800)	$(6,318,500)	$(2,501,800)

Net Income/(loss) per common share (Note 11):
Basic and diluted

Income/(loss) before cumulative effect	$.03	$.02	$.05	$.02
Cumulative effect of change in accounting principle for goodwill	—	—	(.32)	—
Net income/(loss)	$.03	$.02	$(.27)	$.02

Weighted average number of common and common equivalent shares outstanding:
Basic	12,766,944	12,799,326	12,779,033	12,855,848
Diluted	12,766,944	12,799,326	12,779,033	12,870,218

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2002	2001

Cash flows from operating activities:
Net (loss)/income	$(3,513,900)	$265,900
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	4,105,900	—
Depreciation and amortization	1,666,500	2,004,500
(Gain)/loss on sale of equipment	(15,000)	4,100
Deferred income tax provision	209,000	145,000
Provision for doubtful accounts	72,500	75,700
Changes in assets and liabilities:
Decrease in accounts receivable	15,700	769,500
Decrease/(increase) in inventories	551,600	(175,800)
Increase in prepaid expenses and other current assets	(145,400)	(198,700)
Decrease/(increase) in other assets	25,500	(252,300)
Decrease in accounts payable	(100,700)	(251,700)
Decrease in accrued liabilities	(26,700)	(283,100)

Net cash provided by operating activities	2,845,000	2,103,100

Cash flows from investing activities:
Repayments on notes receivable, net	150,300	111,100
Capital expenditures	(864,800)	(848,200)
Distribution from investment in partnership	5,100	5,700
Proceeds from sale of equipment	15,000	2,900

Net cash used in investing activities	(694,400)	(728,500)

Cash flows from financing activities:
Borrowings under line of credit	4,436,200	7,764,000
Repayments under line of credit	(5,293,000)	(8,286,300)
Proceeds from issuance of long-term debt	—	6,050,000
Repayment of long-term debt	(708,200)	(6,788,300)
Payment of common stock dividend	(520,900)	(200)
Repurchases of common stock	(45,400)	(111,400)
Proceeds from issuance of common stock	49,800	2,000

Net cash used in financing activities	(2,081,500)	(1,370,200)

Net increase in cash	69,100	4,400

Cash at beginning of period	28,000	20,800

Cash at end of period	$97,100	$25,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$369,700	$605,100
Income taxes	$150,800	$156,200
Non-cash investing activity:
Conversion of accounts receivable to notes receivable	$150,000	$—
Non-cash financing activity:
Change in fair value of interest rate swap	$25,900	$96,700

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K/A for the fiscal year ended June 30, 2001.

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

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company was permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  We engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit as of July 1, 2001.  To determine fair value, valuation models involving guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  As such, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142 and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  Goodwill amortization expense was $243,600 and $81,200 for the nine months and three months ended March 31, 2001, respectively.

For illustrative purposes the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001
Reported net income before accounting change	$394,100	$260,800	$592,000	$265,900

Cumulative effect of change in accounting principle for goodwill	—	—	(4,105,900)	—

Net income/(loss)	394,100	260,800	(3,513,900)	265,900

Add back goodwill amortization	—	81,200	—	243,600

Proforma net income/(loss)	$394,100	$342,000	$(3,513,900)	$509,500

Basic and diluted earnings per share:
Reported net income/(loss) before accounting change

	$.03	$.02	$.05	$.02
Cumulative effect of change in accounting principle for goodwill	—	-	(.32)	—
Net income/(loss)	.03	.02	(.27)	.02

Goodwill amortization	—	.01	—	.02
Proforma net income/(loss)	$.03	$.03	$(.27)	$.04

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

NOTE 2 - INVENTORIES:

Inventories consist of:

	March 31,	June 30,
	2002	2001

Raw materials	$1,935,400	$2,353,300
Finished goods	4,651,300	4,785,000

	$6,586,700	$7,138,300

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	March 31,	June 30,
	2002	2001

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,041,300	5,009,900
Machinery, equipment, furniture and fixtures	26,637,700	25,911,000
Construction in progress	27,100	4,900
	32,745,600	31,965,300
Less - accumulated depreciation	(17,383,200)	(15,835,700)

	$15,362,400	$16,129,600

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	March 31, 2002	June 30, 2001

Patents	$475,700	$475,700
Less accumulated amortization, patents	(155,500)	(121,000)
Net patents	320,200	354,700

Goodwill

—

7,457,500

Less accumulated amortization, goodwill	—	(3,351,600)
Net goodwill	—	4,105,900

Total intangibles, net	$320,200	$4,460,600

The changes in the carrying amount of goodwill for the nine months ended March 31, 2002 is as follows:

Nine Months Ended March 31,

Balance as of June 30, 2001	$4,105,900
Cumulative effect of change in accounting principle for goodwill	(4,105,900)

Balance as of March 31, 2002	$—

The Company’s reporting unit was reviewed for goodwill impairment in conjunction with the adoption of SFAS No. 142.  Due to the disparity between the Company’s estimated fair value and its carrying value, a goodwill impairment loss of $4,105,900 was recognized as a cumulative effect of change in accounting principle as of July 1, 2001.  The fair value of the reporting unit was estimated using conservative valuation models involving guideline public companies, acquisition analysis and discounted cash flows as well as the Company’s market capitalization.

Aggregate amortization expense for the nine months ended March 31, 2002 was $34,500.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2003 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25%.  The applicable bank’s prime rate at March 31, 2002 was 4.5% per annum.  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At March 31, 2002, total borrowings under the Company’s line of credit was $243,200 of which none was borrowed under the LIBOR option.  Proceeds from the loan were used for working capital purposes.  At March 31, 2002, the Company had approximately $4,756,800 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

			March 31, 2002	June 30, 2001

Note payable - Bank	(A	)	$4,825,600	$5,473,800
Note payable - Bank	(B	)	1,706,700	1,766,700
			6,532,300	7,240,500

Less current portion			(944,300)	(944,300)

			$5,588,000	$6,296,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.5% per annum at March 31, 2002).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At March 31, 2002, the total outstanding principal balance was under the LIBOR option at 3.15% per annum maturing April 15, 2002.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

                        At March 31, 2002 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2002 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)        In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank.  This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note is due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% (4.5% per annum at March 31, 2002), or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.  At March 31, 2002, the total outstanding principal was under the LIBOR option at 3.15% per annum maturing April 15, 2002.

                        Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of March 31, 2002) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The agreement matures July 15, 2003.

NOTE 7 — ACCRUED LIABILITIES:

Accrued liabilities consists of:

	March 31, 2002	June 30, 2001

Salaries, wages, commissions and related payables	$447,600	$463,000
Other	441,200	348,400
	$888,800	$811,400

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

The options outstanding as of March 31, 2002 are exercisable at prices ranging from $0.9375-$1.1875 (fair market value at the date of grant).  The outstanding options are exercisable as follows: 185,000 shares 100% exercisable, and 15,000 shares exercisable August 2002. At March 31, 2002, the Company had 737,500 shares available for future grants.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2001	307,500	$1.0084

Exercised	(57,500)	$0.8668
Cancelled	(50,000)	$0.8750

Balance outstanding at March 31, 2002	200,000	$1.1000

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At March 31, 2002, treasury stock consisted of 1,527 shares of common stock at a cost of $1,500 and at June, 30, 2001, treasury stock consisted of 864 shares of common stock at a cost of $700.

The Company reinstated its buyback program in the latter part of September 2000.  The Company continues to actively pursue acquiring its common shares during Fiscal 2002 as long as the market value per share continues to be under recognized by the stock market.  In fiscal 2002, the Company has acquired and subsequently retired 50,131 shares of common stock at a total cost of $37,100.

On June 12, 2001, the Board of Directors declared a common stock dividend of $.04 per common share which was paid on July 13, 2001 to stockholders of record on June 27, 2001.  This marks the fifth payment of dividends since 1996 on the Company’s common stock.

On November 8, 2001, the Company initiated an Odd Lot Program to offer shareholders who own fewer than 100 shares of the Company’s common stock to sell such shares for a $1.00 per share.  The Program initially ran from November 8, 2001 thru March 31, 2002 and was recently extended to expire on June 28, 2002.    As of March 31, 2002, the Company has acquired 8,226 shares of common stock at a total cost of $8,200.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2002	2001	2002	2001
Current:
Federal	$(65,100)	$(14,600)	$(65,100)	$(15,100)
State	(32,400)	(10,100)	(66,800)	(36,100)
	(97,500)	(24,700)	(131,900)	(51,200)
Deferred:
Federal	(112,900)	(151,500)	(219,000)	(161,300)
State	400	11,700	10,000	16,300
	(112,500)	(139,800)	(209,000)	(145,000)

	$(210,000)	$(164,500)	$(340,900)	$(196,200)

At March 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $7,053,200 for state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2002 if not utilized.

At March 31, 2002, the Company also had a federal alternative minimum tax (“AMT”) credit of approximately $412,500 which is available to offset future federal income taxes once the Company is no longer subject to an alternative minimum tax for federal income tax purposes.  Under current projections, management fully utilized the federal AMT credit in Fiscal 2002.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 “Earnings per Share”, using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended				Three months ended
	March 31, 2002				March 31, 2001

			EPS				EPS
	Income	Shares	Amount		Income	Shares	Amount
Basic EPS
Net income	$394,100	12,766,944	$.03		$260,800	12,799,326	$.02

Effect of dilutive stock options	—	—	—	(1)	—	—	—	(1)

Diluted EPS	$394,100	12,766,944	$.03	(1)	$260,800	12,799,326	$.02	(1)

	Nine months ended				Nine months ended
	March 31, 2002				March 31, 2001

			EPS				EPS
	(Loss)/Income	Shares	Amount		Income	Shares	Amount
Basic EPS
Net income before accounting change	$592,000	12,779,033	$.05		$265,900	12,855,848	$.02

Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	(.32)		—	—	—

Net (loss)/income	(3,513,900)	12,779,033	(.27)		265,900	12,855,848.02

Effect of dilutive stock options	—	—	—	(1)	—	14,370	—

Diluted EPS	$(3,513,900)	12,779,033	$(.27	)(1)	$265,900	12,870,218	$.02

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

Results of Operations - Three Months Ended March 31, 2002 and 2001

Net sales for the three months ended March 31, 2002 decreased 5.4 % to $9,368,100 compared to $9,904,500 for the same period last year.  Although this dip reflects the economic slowdown that has gripped our Country, the Company’s sales volumes have improved by 18.2 % in comparison to last quarter’s sales volumes.  This quarter-to-quarter increase in sales volumes provided a positive indication that market conditions are slowly improving which coupled with management’s heavy focus on product development projects should continue to have a positive impact on future results.

Cost of goods sold improved by 3.2% to 71.8% of net sales for the three months ended March 31, 2002 compared to 75% for the same period last year.  Management is pleased with this notable reduction in comparative costs.  Management has been very proactive in its efforts to improve and sustain acceptable gross margins in correlation with current market conditions.  As such, current operations have benefited from improved efficiencies, streamlined operations and workforce reductions.

Selling, general and administrative (“SG&A”) expenses were $1,967,600, or 21% of net sales, for the three months ended March 31, 2002 compared with $1,894,600, or 19.1% of net sales for the same period last year.  The increase is attributed to the lower sales volumes as well as an increase in marketing costs of $142,600, consistent with management’s product development efforts, net of the elimination of goodwill amortization which amounted to $81,200.

Total interest expense decreased $66,400 to $111,700 for the three months ended March 31, 2002 compared to $178,100 for the same period last year.  The decrease is primarily related to the $2,495,400 decrease in the Company’s debt structure compared to March 31, 2001 coupled with the falling interest rate environment.  These factors, along with the Company’s continuing ability to generate sufficient cash flows to service its debt structure, will continue to have a positive effect on reducing future interest costs.

Income taxes were $210,000 for the three months ended March 31, 2002 compared to $164,500 for the same period last year.  The disparity is consistent with the 42% increase in income before taxes between the two periods.  As of March 31, 2002, the Company determined that it has fully utilized its available alternative minimum tax credit.  As such, the Company anticipates it will begin to incur additional current federal income tax liability in conjunction with future pretax earnings.

Net income increased $133,300 to $394,100, or three cents per common share, for the three months ended March 31, 2002 compared to $260,800, or two cents per common share, for the same period last year.  Even though market conditions are still in the recovery stage management is pleased with the Company’s sales volume improvements coupled with the improved efficiencies and ongoing cost containment efforts which have successfully minimized these adverse market conditions.  In addition, the Company further benefited in the current period from the cost reductions relating to interest expense and goodwill amortization as previously mentioned.  These efforts in unison with management’s marketing and product development endeavors for both its custom molding and proprietary product lines should continue to have a positive impact on future results as the economy continues to recover.

Results of Operations Nine  Months Ended March 31, 2002 and 2001

Net sales for the nine months ended March 31, 2002 decreased 9.3% to $26,884,000 compared to $29,650,700 for the same period last year.  Again, the reduction in comparative sales volumes is directly related to the economic slowdown our nation is experiencing.  However, management is pleased that the gap in sales volumes continues to close and is optimistic this trend will continue during the fourth quarter as the economy slowly recovers.  Management has also been actively involved in several product development projects during this time that they believe will have a positive impact on future results.

Cost of goods sold improved by 2.6% to 74.5% of net sales for the nine months ended March 31, 2002 compared to 77.1% for the same period last year.  Management is pleased with the notable reduction in comparative costs.  Management has been very proactive in its efforts to improve and sustain acceptable gross margins in correlation with current market conditions.  As such, current period gross margins have benefited from improved efficiencies, streamlined operations and workforce reductions.

Selling, General and Administrative (“SG&A”) expenses were $5,680,700, or 21.1% of net sales, for the nine months ended March 31, 2002 compared with $5,765,100, or 19.4% of net sales, for the same period last year.  The comparative percentage increase is attributed to the lower sales volume.  However, overall SG&A costs have decreased by $84,400 which is primarily attributed to the elimination of goodwill amortization in the amount of $243,600 net of increases in marketing and wage costs of $124,400 which is consistent with management’s product development efforts.

Total interest expense decreased $224,200 to $361,200 for the nine months ended March 31, 2002 compared to $585,400 for the same period last year.  The decrease is primarily related to the $2,495,400 decrease in the Company’s debt structure compared to March 31, 2001 coupled with the falling interest rate environment.  These factors, along with the Company’s ability to generate sufficient cash flows to service its debt structure, will continue to have a positive effect on reducing future interest costs.

Income taxes were $340,900 for the nine months ended March 31, 2002 compared to $196,200 for the same period last year.  The disparity is consistent with the 102% increase in income before income taxes and cumulative effort of change in accounting principle for goodwill.  As of March 31, 2002, the Company has determined that it has fully utilized its available alternative minimum tax credit.  As such, the Company anticipates it will begin to incur additional current federal income tax liability in conjunction with future pretax earnings.

Net income before cumulative effect of change in accounting principle for goodwill increased $326,100 to $592,000, or five cents per common share, for the nine months ended March 31, 2002 compared to net income of $265,900, or two cents per common share, for the same period last year.  Even though market conditions are still in the recovery stage, management is pleased with the Company’s sales volume improvements during the current year coupled with the improved efficiencies and ongoing cost containment efforts that have successfully minimized these adverse market conditions.  In addition, the Company further benefited in the current year  from the cost reductions relating to interest expense and goodwill amortization as previously mentioned.  These efforts in unison with management’s marketing and product development endeavors for both its custom molding and proprietary product lines should continue to have a positive impact on future results as the economy continues to recover.

Cumulative Effect of Change in Accounting Principle for Goodwill

The Company recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No. 142 amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the nine months ended March 31, 2002 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value it was determined the fair value of the Company’s reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairment analysis.

Financial Conditions

Working capital decreased $264,300 to $8,929,800 at March 31, 2002 compared to $9,194,100 at June 30, 2001.  The decrease is primarily related to overall reductions in accounts receivable, inventories and accounts payable which is consistent with current operations and lower sales volumes.  Cash flows from operations increased by $741,900 to $2,845,000 for the nine months ended March 31, 2002 compared to $2,103,100 for the same period last year.  The increase is attributed to the $326,100 improvement in net income before cumulative change in accounting principle between the two periods as well as the cash flows generated from net reductions in inventories. Cash flows from operations continue to show strength allowing the Company to meet its cash flow requirements, pay the $.04 common stock dividend declared in June 2001, and reduce its debt structure by $1,565,00 since June 30, 2001.

The Company expended $864,800 for the property, plant and equipment (“PP&E”) during the nine months ended March 31, 2002.  This is consistent with prior year’s expenditures and is in line with current year’s PP&E budget.  The Company anticipates expending $1.2 million on capital expenditures in fiscal 2002.  The primary emphasis will be on new tooling and tooling modifications to enhance future revenues and customer satisfaction, additional equipment for our mold shop and a new injection molding machine to increase productivity.

Net borrowings under the line of credit decreased $856,800 to $243,200 between June 30, 2001 and March 31, 2002.  The decrease is attributed to the excess cash flows generated from operations.  At March 31, 2002, the Company had $4,756,800 available for future borrowings under the line of credit.

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

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001 and thereafter an impairment test at least annually and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company was permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  The Company engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit.  To determine fair value, valuation models including guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  The Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  Goodwill amortization expense was $243,600 and $81,200 for the nine months and three months ended March 31, 2001, respectively.

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

Rotonics Manufacturing Inc.
Registrant

Date May 3, 2002	/s/ SHERMAN MCKINNISS
Sherman McKinniss
Chairman of the Board

Date: May 3, 2002	/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President and
Chief Executive Officer

Date: May 3, 2002	/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer