Form 10-K
period 2002-06-30
ROTONICS MANUFACTURING INC/DE
filed 2002-09-25
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002

Commission file number 1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2467474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17022 South Figueroa Street Gardena, California	90248
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 stated par value)	American Stock Exchange
Titles of each class on which registered	Name of each Exchange

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 6, 2002, was $5,514,500 (1).

The number of shares of common stock outstanding at September 6, 2002 was 12,614,942.

(1)   Excludes 7,100,430 shares held by directors, officers, and stockholders, whose ownership exceeded 5% of the outstanding shares at September 6, 2002.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that those persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on December 9, 2002	III

PART I

Forward-Looking Statements

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003.

Item 1.   Business

Introduction

Rotonics Manufacturing Inc. (the “Company”) was founded as an Illinois Corporation, and was reincorporated in Delaware in December 1986.  Effective July 1, 1991, the Company merged with Rotonics Molding, Inc.-Chicago  (“Rotonics”), with the Company being the surviving entity.  In accordance with the 1991 merger agreement, the Company issued 2,666,666 (after giving effect to a 1-for-3 reverse stock split) shares of its common stock and 4,999,997 shares of a newly issued non-voting preferred stock in exchange for all the outstanding voting stock of Rotonics.  The preferred stock was completely redeemed prior to the end of fiscal 1996, and the Company’s Articles of Incorporation were subsequently amended to eliminate the authorization of Series A preferred stock.

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. Three of these operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-D, and RMI-F, respectively.  Rotonics was a privately held California Corporation, which was 52% owned by Mr. Sherman McKinniss.  Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991, and currently presides as the Company’s chairman of the board.

In September 1991, the Company’s wholly owned subsidiary, Rotational Molding, Inc. (“RMI”), was merged into the Company and now operates as two divisions using the trade names RMI-G and RMI-I with manufacturing operations in Gardena, California and Caldwell, Idaho, respectively.

Effective January 1, 1992, the Company acquired Plastech Holdings, Inc. (“Plastech”), and its wholly owned subsidiary, Plastech International, Inc., for $1,777,070 in cash.  Plastech was headquartered in Warminster, Pennsylvania, with an additional operation in Gainesville, Texas.  In July 1992, Plastech was merged with the Company and now operates as a division of the Company using the trade name RMI-T.

Effective April 1, 1995, the Company purchased certain assets and assumed certain liabilities of Custom Rotational Molding, Inc. (“CRM”) for 300,000 shares of the Company’s common stock.  The Company assumed CRM’s operations in Arleta, California.

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility.  In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to two tenants on a month-to-month term basis at $2,900 per month.

In February 1997, the Company purchased a 9.73-acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado.  The Company has since expended significant resources to refurbish the facility to house its Colorado operations.  The facility is also located within an enterprise zone, which continues to provide additional benefits.  The Company leases a portion of this facility’s excess office and yard space on a long-term basis at $4,000 per month.

Effective April 1, 1998, the Company merged with Rotocast International, Inc. and its wholly owned subsidiaries (“Rotocast”), with the Company being the surviving entity.  In accordance with the Merger Agreement, the Company issued 2,072,539 shares of its common stock and a $2,000,000 note payable secured by a stand-by letter of credit, in exchange for all the outstanding voting stock of Rotocast.  In January 2000, the Company repurchased these shares for $2.8 million.  Upon consummation of the repurchase, the shares were retired.

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana.  These operations currently conduct business as divisions of the Company using the trade names Nutron, Rotocast of Tennessee, RMI-B and RMI-Nevada.  Prior to the merger, the operations in Bossier City, Louisiana were substantially discontinued.  Rotocast was a privately held Florida corporation, owned by GSC Industries, Inc. (“GSC”).  The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements.  A portion of the Nutron office building is being sub-leased on a long-term basis at $2,100 per month.  Effective April 1998, and pursuant to the Merger Agreement, Mr. Robert Grossman, a shareholder of GSC and former President of Rotocast, was named to the Company’s Board of Directors.  Following the January 2000 repurchase of the shares issued to GSC, Mr. Grossman resigned from the Board of Directors.

In conjunction with the Rotocast merger, the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations.  The consolidation of these facilities has enhanced the operations of the Company’s remaining facilities, reduced its overall manufacturing overhead costs, and has allowed the Company to take greater advantage of its marketing and distribution channels, since the completion of the Rotocast merger.  The consolidation of the facilities was completed in fiscal 1999. Also, in fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility.

Description of Business

The Company currently has ten manufacturing locations and was again listed by a plastics industry periodical as one of the top ten Rotational Molders in North America.  These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, governmental, building, medical waste, refuse, retail, recreation, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the rotonically molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company’s manufacturing operations as part of the Rotocast merger.  Utilizing this process, the Company markets a variety of parts for commercial, promotional, and residential uses, under the trade names Nutron and AMP.  Rotonically molding is a process for molding plastic resin by rotating a mold in a heated environment, while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold.  The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold.  The rotonically molding process has been used for many years and continues to be recognized as a growth industry in recent years, as a result of numerous ongoing business consolidations and the development of new resins.  These new resins allow rotonically molded items to compete with more traditional materials such as carbon, fiberglass, and stainless steel, especially in the fabrication of large, lightweight, one-piece molded items, such as storage tanks and polysteel light poles.  Rotonically molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process.  The Company’s products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, agricultural/livestock products, kayaks, outdoor polysteel lamp posts, furniture, planters, and other rotonically molded items.

The Company purchases resin from five major suppliers in the U.S. and Canada.  There are nine additional suppliers of minor significance.  Since the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals, and until recent years, has not generally been subject to volatile fluctuations, which are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials, blended with virgin materials in the manufacturing of products, whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications.  The patents expire through the year 2010.  Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region, since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location, as well as a growing trend to structure multi-location rotonically molding businesses throughout the United States.  However, each of these businesses still competes in a geographic region, which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically, the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $2,511,100 and $3,987,300 as of June 30, 2002 and 2001, respectively.  All of the backlog orders as of June 30, 2002 are expected to be filled during fiscal 2003.

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

Regulation

The Company believes it is in compliance with all applicable federal, state and local laws relating to the protection of the environment, and does not anticipate any such laws will have material effect on its financial position, capital expenditures, or competitive position.

Employees

As of June 30, 2002, the Company employed a total of 405 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

Item 2. Properties

The Company’s corporate office occupies a separate building that uses approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

Property Location	Building Square Footage	Total Facility Square Footage	Annual Base Rent	Expiration Date(2)

Gardena, California (1)	42,800	183,300	$300,000	October 2011

Caldwell, Idaho	21,250	71,200	$105,600	September 2005

Bartow, Florida	46,200	174,600	$129,400	September 2004

Miami, Florida (3)	50,000	86,000	$163,100	March 2013

Gainesville, Texas (4)	—	108,900	$1,000	April 2006

Brownwood, Texas	42,800	136,120	$72,800	March 2013

Las Vegas, Nevada	30,000	90,000	$136,100	March 2013

Knoxville, Tennessee	44,000	174,240	$146,900	March 2013

(1)   The Company has a first right to purchase option to purchase on this facility.

(2)   Does not give effect to any renewal options.

(3)   The Company is currently listing the Rotocast-Miami building (20,000 sq ft) for lease.

The Company is currently sub-leasing a portion of Nutron’s office space for $2,100 per month.

(4)   Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994, the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois, for the Company’s Illinois manufacturing operations.  The Texas and Illinois facilities were encumbered by a combined $1.77 million mortgage, which was paid in full on August 15, 2002.  In February 1997, the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado, for the Company’s Colorado manufacturing operations. The Company currently leases a portion of this facility for $4,000 per month. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production, and office space) in Deerfield, Wisconsin, which was vacated in December 1995 by the Company, and its operations were incorporated into the Illinois facility.  The Wisconsin facility is currently leased to two unrelated lessees for $2,900 per month, and is currently listed for sale.  In January 2000, the Company leased merchandise space in a showroom located in Atlanta, Georgia, at a monthly lease rate of $2,605, which runs through November of 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock  ($.01 stated value) is traded on the American Stock Exchange  (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 4,200 at September 6, 2002.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2002 and 2001, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low

Fiscal 2001.
First Quarter Ended September 30, 2000	$1.5625	$1.0000
Second Quarter Ended December 31, 2000	1.1250	0.6250
Third Quarter Ended March 31, 2001	1.1250	0.6500
Fourth Quarter Ended June 30, 2001	1.1500	0.6500

Fiscal 2002.
First Quarter Ended September 30, 2001	$1.1200	$0.5700
Second Quarter Ended December 31, 2001	0.8200	0.5700
Third Quarter Ended March 31, 2002	1.0000	0.6600
Fourth Quarter Ended June 30, 2002	1.1900	0.8100

In fiscal years 1996-1999 and 2001, the Company paid a regular cash dividend of $.04 per share on its Common Stock and in fiscal 2002, the Company declared a regular cash dividend of $.05 per common share on its Common Stock which was paid in July 2002.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

Item 6.  Selected Financial Data

	Year ended June 30,
	2002	2001	2000	1999	1998(B)
Income Statement Data
Net sales	$37,973,300	$40,520,100	$46,647,700	$46,730,900	$38,774,900

Cost of goods sold	27,765,900	31,158,700	34,645,000	34,566,500	29,984,400

Gross margin	10,207,400	9,361,400	12,002,700	12,164,400	8,790,500

Selling, general, and administrative expenses (C)	7,540,900	7,635,400	7,888,900	8,841,600	7,327,300

Interest expense	464,100	743,100	955,000	987,700	793,700

Net Income from operations	$1,408,700	$473,700	$2,030,500	$1,326,000	$417,200

Basic/diluted income per common share from operations	$0.11	$0.04	$0.14	$0.09	$0.03

Average common shares outstanding (A)	12,758,800	12,835,200	13,981,800	15,379,400	14,445,200

Other Financial Data

Net income from operations as a percent of sales	3.7%	1.2%	4.4%	2.9%	1.1%

(A)  Computed on the basis of the weighted average number of common shares outstanding during each year.

(B)   Includes the results of operations of Rotocast, since the effective date of merger.

(C)   In fiscal 1999 and 1998, includes $394,400 and $280,300 respectively, in plant consolidation expenses.

	At June 30,
	2002	2001	2000	1999	1998(B)
Balance Sheet Data

Current assets	$12,043,100	$13,379,700	$14,866,100	$15,701,500	$16,463,600

Current liabilities	4,559,400	4,185,600	5,408,300	5,965,900	6,452,800

Working capital surplus	7,483,700	9,194,100	9,457,800	9,735,600	10,010,800

Total assets	27,841,800	34,500,800	37,193,200	39,300,300	40,563,800

Long-term debt	3,937,200	7,396,200	8,569,800	9,470,600	10,976,500

Total liabilities	11,061,700	14,193,700	16,629,400	17,866,000	19,155,900

Current ratio	2.6 to 1	3.2 to 1	2.7 to 1	2.6 to 1	2.6 to 1

Net book value per common share (A)	$1.33	$1.59	$1.59	$1.42	$1.35

Dividends (C)	$0.05	$0.04	$—	$0.04	$0.04

(A)  Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year.

Fiscal 2002 net book value includes the write-down of goodwill amounting to $4.1 million in connection with the adoption of SFAS No. 142.

(B)   Includes the effect of the Rotocast merger.

(C)   Based on cash dividends declared per common share during the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal 2003.

Operations

Net sales dropped 6.3% to $37,973,300 in fiscal 2002 compared to $40,520,100 in fiscal 2001.  Even though the Company’s diverse product offerings helped minimized sales volume deterioration, the country’s general economic conditions continued to weigh heavily on the manufacturing sector.  The Company’s river & waterways and specialty product groups reported the largest downturn, reflecting a 21.3% and 14.6%, respectively; reduction compared to last year sales volumes.  Despite the overall drop in sales, material handling products posted a respectable 5.3% increase over the prior year’s sales volumes.  Material handling continues to be a growth sector for the Company as management continues to broaden its product offerings and target these specific niche markets.  Management does not foresee future market conditions improving rapidly, but instead anticipates a slow, steady growth that will drive the economy during the next year.  This potential growth, along with projected business, including its marketing alliance with Hadco, should help improve sales volumes in fiscal 2003.

Net sales dropped 13.1% to $40,520,100 in fiscal 2001, compared to $46,647,700 in fiscal 2000.  The $6.1 million reduction in sales volumes in fiscal 2001 was attributed to the economic downturn in our country’s manufacturing sector that has affected all of the Company’s product lines.  The Company also realized heightened competition in reaction to these economic pressures, which further diminished sales volumes within the Company’s tank, bin lid and custom product lines.  In line with this, the Company also lost market share, due to an unsuccessful refuse container bid, accounting for approximately $1 million in sales reduction during the comparative period.

Cost of goods was $27,765,900, or 73.1% of net sales, in fiscal 2002 compared to $31,158,700 or 76.9% and $34,645,000 or 74.3% of net sales in fiscal 2001 and 2000, respectively.  As a result of  the lackluster economy, management has been very proactive in its efforts to improve and sustain acceptable gross margins.  Management was able to achieve this goal through improved efficiencies, streamlined operations and a 15% reduction in its workforce during the year.  In addition, the Company benefited from favorable resin prices and a reduction in natural gas costs of approximately $600,000, which had previously spiked dramatically in fiscal 2001.  In contrast, fiscal 2001 margins were hampered by escalating raw material production costs, the spike in natural gas costs, as well as labor related insurance and fringe costs.  Over the last several years, the roto-molding industry continues to experience extreme volatility in plastic resin costs that can fluctuate 20-30% within a short period of time.  The cost of plastic resin, utility costs and labor related costs, represent the major portion of the Company’s manufacturing costs, and have continually challenged the company to effectively manage its rising costs.  Rising insurance costs also continue to be a concern, especially workers compensation, which increased by 36% in fiscal 2002, and will increase by approximately 40% in fiscal 2003.  During the years presented, the Company has been relatively successful in mitigating these rising costs with ongoing sales price increases, improving manufacturing efficiencies and general cost containment efforts.  However, any further deterioration in market conditions, coupled with future increases in resin, utility and labor related costs, could hamper the Company’s goal to maintain consistent future operating results.

Selling, general and administrative (“SG&A”) expenses were $7,540,900, or 19.9% of net sales, in fiscal 2002, compared to $7,635,400, or 18.8% of net sales, in fiscal 2001.  The comparative percentage increase is attributed to the lower sales volumes.  However, overall SG&A costs decreased by $94,500, which is primarily related to the elimination of goodwill amortization in the amount of $324,900, net of planned increases in marketing, wage and wage related costs of approximately $121,900 and an increase in bad debt expense of $140,800.

SG&A expenses were $7,635,400, or 18.8% of net sales, in fiscal 2001 compared to $7,888,900, or 16.9% of net sales, in fiscal 2000.  Again, the comparative percentage increase is attributed to lower sales volumes.  However, overall SG&A costs decreased by $253,500.  The reduction is related to a significant reduction in selling costs, as a result of lower commissions and improved management of  advertising, and tradeshow costs.  Management continues to assess its marketing strategies to focus its resources and efforts in a manner that will optimize exposure for its various product groups.

Income from operations was $2,666,500, or 7% of net sales, in fiscal 2002 compared to $1,726,000 or 4.3% and $4,113,800 or 8.8% of net sales in fiscal 2001 and 2000, respectively.  The 54.5% increase in operating income in fiscal 2002 is primarily attributed to the improved gross margins as outlined above and the elimination of goodwill amortization due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The 58% decrease in operating income in fiscal 2001 was attributed to the 13.1% reduction in sales volumes consistent with the economic downturn, coupled with increased raw material, natural gas and labor related costs that dramatically increased during the period.

Total interest expense decreased $279,000 to $464,100 in fiscal 2002, compared to $743,100 in fiscal 2001.  The decrease is due to a significant reduction in the Company’s debt structure since June 30, 2001, which amounted to $3,045,700, coupled with the low interest rate environment throughout fiscal 2002. Management anticipates these factors; along with a renegotiated interest rate swap agreement that took effect on August 15, 2002, will continue to have a positive effect on reducing future interest costs.

Total interest expense decreased $211,900 to $743,100 in fiscal 2001 compared to $955,000 in fiscal 2000.  Although operating results were lackluster, the Company generated sufficient cash flows to decrease the Company’s total debt structure by approximately $2.2 million in comparison to amounts outstanding as of June 30, 2000.  This factor, along with negotiated rate reductions related to the Company’s bank debt and the 2.75% drop in the federal discount rate in fiscal 2001, was instrumental in reducing the Company’s interest costs.

Income taxes were $947,200, $614,800 and $1,269,700 in fiscal 2002, 2001 and 2000, respectively.  A significant portion of the Company’s tax provision is the deferred tax component which amounted to $307,100, $511,500 and $1,015,500 in fiscal 2002, 2001, and 2000, respectively.  During the last three years, these amounts primarily relate to the utilization of the Company’s federal and state net operating loss (“NOL”) carryforwards and federal alternative tax (“AMT”) credit carryforwards, and thus do not diminish current cash flow.  In fiscal 2001, the Company fully utilized its remaining Federal NOL carryforward, and in fiscal 2002 the Company fully utilized its $412,600 federal AMT credit caryforward.  After the utilization of the Company’s remaining AMT credit carryforward in fiscal 2002, the Company incurred an increase in its current federal taxes.  Current federal taxes amounted to $476,300 in fiscal 2002 compared to $26,000 and $75,000 in fiscal 2001 and 2000, respectively.  As such, the Company’s cash flow requirements will increase for the payment of current federal taxes in future periods.

Net income before cumulative effect of change in accounting principle for goodwill increased $935,000 to $1,408,700, or $0.11 per common share, for fiscal 2002 compared to net income of $473,700, or $0.04 per common share, in fiscal 2001.  Even though market conditions remained challenging in fiscal 2002, management was pleased that it was able to minimize the deterioration of sales volumes in comparison to the prior year results.  These efforts, coupled with improved efficiencies, cost containment efforts, workforce reductions and the reductions relating to interest expense and goodwill previously mentioned, helped to successfully minimize the impact of these adverse market conditions, and ultimately resulted in the 197% improvement in net income before the effect of the accounting change.

Net income decreased $1,556,800 to $473,700, or $.04 per common share, for fiscal 2001, compared to net income of $2,030,500, or $.14 per common share, in fiscal 2000.  The decrease is related to the 13.1% reduction in sales volumes due to the tightening in the manufacturing sector coupled with the 2.6% increase in cost of sales, as a percentage of net sales, related to the escalating raw material, utility and labor related costs incurred during the period.

Cumulative Effect of Change in Accounting Principle for Goodwill

The Company recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No.142, amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the fiscal year ended June 30, 2002 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessment guidelines of SFAS No. 142 and the SECs guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, it was determined the fair value of the Company’s reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairment analysis.

Liquidity and Capital Resources

Working capital decreased by $1,710,400 to $7,483,700 at June 30, 2002, compared to $9,194,100 at June 30, 2001.  The reduction is related to decreases in accounts receivable, inventories and accounts payable consistent with current operations and management goals, an overall reduction in current deferred income taxes due to the utilization of federal tax credits, plus an increase of $128,800 for current income taxes payable and a $413,300 increase in current portion of debt relating to the real estate loan which was repaid in August 2002.  Cash flows from operations increased by $1,053,000 to $4,600,200 for fiscal 2002, compared to $3,547,200 for the same period last year.  The increase is related to the $935,000 improvement in net income before accounting change between the two periods, as well as, the cash flows generated from net reductions in inventories.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $5,014,000 in fiscal 2002 compared to $4,503,900 in fiscal 2001.  Although EBIDTA is not a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States, it is a relevant internal measurement of the Company’s operations and cash flows.  As such, in spite of the on going challenges faced in fiscal 2002, the Company continues to generate sufficient cash flows from operations enabling the Company to meet its working capital needs, service and reduce its debt ($3,045,700 in fiscal 2002), pay the $ .05 per share common stock dividend declared in June 2002 and continue the common stock buyback program.

The Company expended a total of $1,028,800 for property, plant and equipment during fiscal 2002, compared to $1,348,100 for fiscal 2001.  The primary emphasis in fiscal 2002 was new tooling and tooling modifications, plus the addition of a new injection molding machine and mold shop equipment to increase productivity.  The Company currently anticipates total capital expenditures to be approximately $1.75 — $2 million in fiscal 2003.

Net borrowings under the line of credit decreased $908,000 to $192,000 between June 30, 2001 and June 30, 2002.  The decrease is attributed to the excess cash flows from operations and the reduction in interest costs attributed to lower debt borrowings and favorable interest rates.

Effective October 1, 2001, the bank extended the maturity date on the line of credit to October 1, 2003, and reduced the total borrowings available under the line of credit from $7,000,000 to $5,000,000.  Management agreed to the bank’s request to reduce the line of credit borrowing limit after reviewing current cash flow projections, which do not currently forecast requirements to exceed the revised $5,000,000 limit.  Management and the bank agreed verbally that the borrowing limit would revert back to its original amount ($7,000,000) if circumstances arose that would warrant the need for additional borrowings.  Management also decided not to advance on the $1,200,000 term loan commitment, and instead requested the bank to issue a new term loan commitment in the amount of $2,000,000, which will expire on October 1, 2002.

The following is a summary of the Company’s contractual commitments associated with its debt and lease obligations as of June 30, 2002:

	For the year ended June 30,
	2003	2004	2005	2006	2007	Thereafter	Total
Principle payments-term debt	$1,357,600	$864,300	$864,300	$864,300	$864,300	$288,000	$5,102,800

Operating leases	1,104,300	1,085,900	982,100	859,800	820,300	4,258,600	9,111,000

Total commitments	$2,461,900	$1,950,200	$1,876,400	$1,724,100	$1,684,600	$4,546,600	$14,213,800

During fiscal 2001, the Company reinstated its common stock buyback program.  In fiscal 2002, the Company acquired 203,956 shares of common stock at a total cost of $212,800.  The Company plans to continue to actively acquire its common shares as long as the market value per share continues to be under recognized by the stock market.  As of June 30, 2002, the Company had approximately 12,614,900 shares of common stock outstanding.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 (a 25% increase over the prior year) per common share, which was paid on July 26, 2002, to stockholders of record on July 8, 2002.  This marks the sixth payment of dividends since 1996 on the Company’s stock.  The Board of Directors is committed to annually review a dividend program for the Company’s common stock.

Cash flows from operations in conjunction with the Company’s revolving line of credit and machinery and equipment loan commitment are expected to meet the Company’s needs for working capital, capital expenditures, common stock repurchases and repayment of long term debt for the foreseeable future.

In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new pronouncements: SFAS No. 141, “Business Combinations,” and SFAS No. 142.  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001 and thereafter an impairment test at least annually and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company was permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  The Company engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit.  To determine fair value, valuation models, including guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated the estimated fair value of our reporting unit was less than its carrying value.  The Company completed the transitional goodwill impairment test in accordance with SFAS No. 142, and wrote-off its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle effective July 1, 2001.  Goodwill amortization expense was $324,900 for fiscal years 2001 and 2000.

In September 2001, the FASB approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, as well as Accounting Principle Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial portion or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.  The Company does not expect this statement to have a material impact on the Company’s financial statements.

Critical Accounting Policies

The Company makes various estimates when applying accounting policies in accordance with accounting principles generally accepted in the United States  (“GAAP”) that affect its consolidated financial statements.  Due to the nature of the Company’s business, these estimates generally are not considered highly uncertain at the time of estimation and therefore are not expected to result in a period-to-period change that would materially affect the Company’s results of operations or financial condition.

The Company does apply key accounting principles as required by GAAP. These key accounting policies govern allowance for doubtful accounts, inventory valuation and income taxes.

Allowance for doubtful accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful.  Provisions are based on a percentage of net sales and a specific review of all significant outstanding receivable balances.  Percentages applied may vary based on analysis of historical collection experience or current economic trends.  If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the results of operations could be affected.

Inventory valuation

Finished goods inventory is valued at cost and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such cost are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Such differences could have a material impact on the Company’s results of operations and financial position.

Income taxes

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on the current amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes (see Note 14).  The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and in certain cases expectations about future outcomes.  The Company’s accounting for deferred tax consequences represents managements best estimate of future events that can be appropriately reflected in accounting estimates.  Although management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the Company’s historical income tax provisions and accruals.  Such differences could have a material impact on the Company’s results of operations and financial position.

In particular, the Company recorded a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realized.  Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net income for the period in which such determination is made.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic environment that presents numerous risks.  Many of these risks are beyond our control and are driven by factors that we cannot predict.  The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.

Our revenue growth and profitability depends on the overall demand for plastic products for commercial, recreational and residential uses.  Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions.  The general weakening of the global economy and the weakening of business conditions in the manufacturing industry, as well as governmental budgetary constraints, has resulted in a decreased demand for our products.  If demand for our products continues to be weak, our revenue growth rates will be adversely affected.  In addition, terrorist attacks upon the United States have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results.  If economic and market conditions do not improve, our business will continue to be adversely affected.

Management has no comparative advantage in forecasting macroeconomic trends and developments relating to general business conditions.  Our management is, however, required to make such forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions.  To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy or of a sector, our performance can suffer because of a failure properly to match corporate strategy with economic conditions.

If we do not successfully manage our operating margins, our business can be negatively impacted.

Our future operating results will depend on our ability to forecast revenues accurately and control expenses.  While we can control certain internal factors, our future operating results can be adversely impacted by external factors, such as a slowing in demand for certain of our products. If there is an unexpected decline in revenues, which is not offset by a decrease in expenses, our business and operating results will be adversely affected.

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies.

Policies, guidelines and interpretations related to revenue recognition, income taxes, facilities consolidation, accounting for acquisitions, allowances for doubtful accounts and other financial reporting matters require difficult judgments as to complex matters that are often subject to multiple sources of authoritative guidance.  Some of these matters are also among topics currently under re-examination by accounting standards groups and regulators.  These standard groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse, changes to our accounting policies.

Business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event, such as the recent terrorist attacks upon the United States.  Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.  In 2001, California experienced ongoing power shortages, which resulted in “rolling blackouts.” These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to our operations and the operations of our customers.  Although the likelihood of such disruptions has diminished, such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income.

Our stock price could remain volatile and your investment could lose value.

Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•      quarterly variations in our results of operations or those of our competitors;

•      changes in our or our competitors’ prices;

•                  changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•      announcements of new products or product enhancements by us or our competitors;

•      changes in management;

•      changes in recommendations or earnings estimates by financial analysts;

•      speculation in the press or analyst community;

•      changes in economic and market conditions either generally or specifically to particular industries;

•      changes in interest rates; and

•      changes in investors beliefs as to the appropriate price-earnings ratios for us and our competitors.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 7a. Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank.  Primary exposures include movements in U.S. Treasury rates and LIBOR rates, which in turn affect the bank’s prime and LIBOR option rates.

The Company had approximately $5.3 million of variable rate debt as of June 30, 2002.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, the Company entered into an interest rate swap effective July 15, 1998.  The swap had a notional amount of $5 million as of July 15, 2000, and was to remain at this amount until its expiration on July 15, 2003.  The swap fixes the bank’s LIBOR option rate at 6.2% over the term of the contract.  The fair value of the swap, net of tax, amounted to ($128,000) as of June 30, 2002.  If average interest rates increased by 1% during fiscal 2003 as compared to fiscal 2002, and additional borrowings are not incurred, the Company will not expect a significant increase in projected fiscal 2003 interest expense.  Effective August 15, 2002, the Company restructured its interest rate swap agreement with the bank.  Under the new terms, the notional amount will initially be $4 million, the LIBOR option rate will be reduced to 4.83%, and the termination date for the agreement will be extended to August 15, 2006.

Item 8.  Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company’s Annual Meeting of the Stockholders to be held on December 9, 2002 (“the Proxy Statement”)

Executive Officers

As of September 6, 2002, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	66	Chairman of the Board

Robert E. Gawlik	54	President, Chief Executive Officer

E. Paul Tonkovich	64	Secretary, Director

Douglas W. Russell	41	Chief Financial Officer, Assistant Secretary/Treasurer

Sherman McKinniss.  Mr. McKinniss served as President and Chief Executive Officer from August 1991 to December 2001.  Mr. McKinniss has also served as Director of the Company since 1991, and was appointed as Chairman of the Board in December 1994.  He was President and a Director of Rotonics from 1987-1991.  Previously, he owned and operated RMI, which he sold to the Company in 1986, and was a partial owner of Rotational Molding, Inc.-Florida, which was merged into Rotonics in 1988.

Robert E. Gawlik.  Mr. Gawlik was appointed as President and Chief Executive Officer in December of 2001, and previously presided as Chief Operating Officer of the Company since August 1998.  Prior to this, he served as General Manager for Bonar Plastic’s Oregon facility from 1991-1998, as Executive Vice-President of Encore Industries from 1986-1989, and later as President of Encore Group from 1989-1991.

E. Paul Tonkovich.  Mr. Tonkovich has served as Secretary and a Director of the Company since August 1991.  He has been a practicing attorney since January 1966.  He was legal counsel to Rotonics and to Mr. McKinniss, and is now legal counsel for the Company.

Douglas W. Russell.  Mr. Russell has served as Chief Financial Officer and Assistant Secretary/Treasurer of the Company since 1991.  Prior to that, he was a Senior Auditor for the accounting firm Hallstein & Warner from 1988 until 1991, and was Assistant Controller of RMI from September 1985 to September 1987.

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

Report of Independent Public Accountants
Consolidated Balance Sheets, June 30, 2002 and 2001
Consolidated Statements of Operations and Comprehensive (Loss)/Income, Years Ended June 30, 2002, 2001, and 2000
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended June 30, 2002, 2001, and 2000
Consolidated Statements of Cash Flows, Years Ended June 30, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

	II	Valuation and Qualifying Accounts, Years Ended June 30, 2002, 2001, and 2000

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)           Reports on Form 8-K

On May 24, 2002, we filed a current report of Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants, that we dismissed our independent auditors, Arthur Andersen LLP, and engaged the services of Windes & McClaughry Accountancy Corporation as our new independent auditors for our fiscal year ending June 30, 2002.  Our Board of Directors authorized the dismissal of Arthur Andersen and the engagement of Windes & McClaughry.

(c)           The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

23.1	Consent of Independent Public Accountants — Windes & McClaughry Accountancy Corporation

23.2	Statement Regarding Consent of Arthur Andersen LLP

99.1	Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTONICS MANUFACTURING INC.

By	/s/ ROBERT E. GAWLIK

Robert E. Gawlik
President, Chief Executive Officer

Date 09/24/2002

By	/s/ DOUGLAS W. RUSSELL

Douglas W. Russell
Chief Financial Officer Assistant Secretary/Treasurer

Date 09/24/2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHERMAN McKINNISS	Chairman of the Board	09/24/2002
Sherman McKinniss

/s/ E. PAUL TONKOVICH	Secretary, Director	09/24/2002
E. Paul Tonkovich

/s/ DAVID C. POLITE	Director	09/24/2002
David C. Polite

/s/ LARRY M. DEDONATO	Director	09/24/2002
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	09/24/2002
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/24/2002
Marc L. Berman

/s/ JULES SANFORD	Director	09/24/2002
Jules Sanford

CERTIFICATION

I, Robert E. Gawlik, certify that:

1. I have reviewed this annual report on Form 10-K of Rotonics Manufacturing Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 24, 2002

/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President/Chief Executive Officer

CERTIFICATION

I, Douglas W. Russell, certify that:

1. I have reviewed this annual report on Form 10-K of Rotonics Manufacturing Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 24, 2002

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer, Assistant Secretary/Treasurer

CERTIFICATION

I, Sherman McKinniss, certify that:

1. I have reviewed this annual report on Form 10-K of Rotonics Manufacturing Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 24, 2002

/s/ SHERMAN McKINNISS
Sherman McKinniss
Chairman of the Board

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheet of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2002, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotonics Manufacturing Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

As discussed in Notes 1 and 7 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Long Beach, California
August 19, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Rotonics Manufacturing Inc.’s filing on Form 10-K for the year ended June 30, 2001.  Arthur Andersen LLP has not reissued this audit report in connection with this filing on Form 10-K.  See exhibit 23.2 for further discussion.  The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedules.

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California
August 22, 2001

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Current assets:
Cash	$66,900	$28,000
Accounts receivable, net of allowance for doubtful accounts of $175,000 and $99,200, respectively (Notes 8 and 9)	5,122,000	5,260,700
Current portion of notes receivable (Note 3)	10,300	62,300
Inventories (Notes 4, 8 and 9)	6,308,500	7,138,300
Deferred income taxes, net (Note 14)	272,800	541,300
Prepaid expenses and other current assets	262,600	349,100

Total current assets	12,043,100	13,379,700

Notes receivable, less current portion (Note 3)	336,800	311,800
Investment in partnership (Note 5)	108,700	113,800
Property, plant and equipment, net (Notes 6, 8 and 9)	15,004,000	16,129,600
Intangible assets, net (Notes 1 and 7)	308,700	4,460,600
Other assets	40,500	105,300
	$27,841,800	$34,500,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt (Note 9)	$1,357,600	$944,300
Accounts payable	2,090,700	2,429,900
Accrued liabilities (Note 11)	982,300	811,400
Income taxes payable (Note 14)	128,800	—
Total current liabilities	4,559,400	4,185,600

Bank line of credit (Note 8)	192,000	1,100,000
Long-term debt, less current portion (Note 9)	3,745,200	6,296,200
Deferred income taxes, net (Note 14)	2,565,100	2,611,900

Total liabilities	11,061,700	14,193,700

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,614,942 and 12,761,398 shares, respectively, net of treasury shares (Note 13)	23,040,100	23,203,100
Accumulated other comprehensive loss	(128,000)	(91,400)
Accumulated deficit	(6,132,000)	(2,804,600)

Total stockholders’ equity	16,780,100	20,307,100
	$27,841,800	$34,500,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	For the year ended June 30,
	2002	2001	2000

Net sales	$37,973,300	$40,520,100	$46,647,700
Costs and expenses:
Cost of goods sold	27,765,900	31,158,700	34,645,000
Gross profit	10,207,400	9,361,400	12,002,700
Selling, general, and administrative expenses	7,540,900	7,635,400	7,888,900
Income from operations	2,666,500	1,726,000	4,113,800

Other (expense)/income:
Interest expense	(464,100)	(743,100)	(955,000)
Other income, net	153,500	105,600	141,400
Total other expense, net	(310,600)	(637,500)	(813,600)
Income before income taxes and cumulative effect of change in accounting principle for goodwill	2,355,900	1,088,500	3,300,200
Income tax provision (Note 14)	(947,200)	(614,800)	(1,269,700)
Income before cumulative effect of change in accounting principle for goodwill	1,408,700	473,700	2,030,500
Cumulative effect of change in accounting principle for goodwill (Notes 1 and 7)	(4,105,900)	—	—
Net (loss)/income	(2,697,200)	473,700	2,030,500

Other comprehensive loss, before tax:
Cumulative effect of adoption of SFAS 133	—	109,400	—
Unrealized holding loss arising during the period	(247,500)	(270,000)	—
Less: Reclassification adjustments for losses included in net income	186,400	8,300	—
Total other comprehensive loss before tax	(61,100)	(152,300)	—
Income tax benefit related to items of other comprehensive loss	24,500	60,900	—
Total other comprehensive loss, net of tax	(36,600)	(91,400)	—
Comprehensive (loss)/income	$(2,733,800)	$382,300	$2,030,500

Net (loss)/income per common share (Note 1):
Basic and diluted
Income before accounting change	$0.11	$0.04	$0.14
Cumulative effect of change in accounting principle for goodwill	(0.32)	—	—
Net (loss)/income	$(0.21)	$0.04	$0.14

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
	Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total

Balances, June 30, 1999	15,072,320	$26,232,500	$—	$(4,798,200)	$21,434,300

Exercise of stock options	2,500	2,000	—	—	2,000
Repurchase of common stock	(2,169,099)	(2,903,000)	—	—	(2,903,000)

Net income	—	—	—	2,030,500	2,030,500

Balances, June 30, 2000	12,905,721	23,331,500	—	(2,767,700)	20,563,800

Exercise of stock options	2,500	2,000	—	—	2,000
Repurchase of common stock	(146,823)	(130,400)	—	—	(130,400)
Common stock dividends	—	—	—	(510,600)	(510,600)
Other comprehensive loss, net of tax	—	—	(91,400)	—	(91,400)

Net income	—	—	—	473,700	473,700

Balances, June 30, 2001	12,761,398	23,203,100	(91,400)	(2,804,600)	20,307,100

Exercise of stock options	57,500	49,800	—	—	49,800
Repurchase of common stock	(203,956)	(212,800)	—	—	(212,800)
Common stock dividends	—	—	—	(630,200)	(630,200)
Other comprehensive loss, net of tax	—	—	(36,600)	—	(36,600)

Net loss	—	—	—	(2,697,200)	(2,697,200)

Balances, June 30, 2002	12,614,942	$23,040,100	$(128,000)	$(6,132,000)	$16,780,100

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net (loss)/income	$(2,697,200)	$473,700	$2,030,500
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Cumulative effect of change in accounting principal for goodwill	4,105,900	—	—
Depreciation and amortization	2,194,000	2,672,300	2,704,600
Gain on sales of equipment	(8,600)	(48,000)	(24,000)
Deferred income tax expense	307,100	511,500	1,015,500
Provision for doubtful accounts	170,700	31,000	22,800
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(182,000)	859,800	395,900
Decrease/(increase) in inventories	829,800	223,300	(387,900)
Decrease/(increase) in prepaid expenses and other current assets	86,500	(126,800)	(5,600)
Decrease/(increase) in other assets	64,800	(242,500)	(109,100)
Decrease in accounts payable	(448,500)	(578,100)	(318,400)
Increase/(decrease) in accrued liabilities	48,900	(229,000)	(88,100)
Increase/(decrease) in income taxes payable	128,800	—	(43,000)
Net cash provided by operating activities	4,600,200	3,547,200	5,193,200

Cash flows from investing activities:
Repayments on notes receivable	177,000	61,600	118,800
Capital expenditures	(1,028,800)	(1,348,100)	(1,415,100)
Proceeds from sales of equipment	15,000	59,600	26,600
Distribution from investment in partnership	5,100	6,500	3,900
Net cash used in investing activities	(831,700)	(1,220,400)	(1,265,800)

Cash flows from financing activities:
Borrowings under line of credit	5,579,800	9,336,300	14,055,200
Repayments under line of credit	(6,487,800)	(10,551,400)	(14,027,500)
Proceeds from issuance of long-term debt	—	6,050,000	3,200,000
Repayments of long-term debt	(2,137,700)	(7,025,900)	(4,233,800)
Payment of common stock dividends	(520,900)	(200)	(2,800)
Proceeds from exercise of stock options	49,800	2,000	2,000
Repurchases of common stock	(212,800)	(130,400)	(2,903,000)
Net cash used in financing activities	(3,729,600)	(2,319,600)	(3,909,900)

Net increase in cash	38,900	7,200	17,500
Cash at beginning of year	28,000	20,800	3,300

Cash at end of year	$66,900	$28,000	$20,800

The accompanying notes are an integral part of these financial statements

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation, manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries, located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2002, 2001, or 2000.  In fiscal 2002, the Company purchased in aggregate approximately 96% of its plastic resin from five vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

The Company’s significant accounting policies are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenues are recognized upon shipment to the customer or when title passes to the customer based on the terms of the sales, and are recorded net of sales discounts, returns and allowances.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable and trade payables approximates the fair value due to their short-term maturities. The carrying value of the Company’s line of credit and notes payable is considered to approximate fair market value, because the interest rates of these instruments are based predominately on variable reference rates.

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

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  Should events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed, the Company records an impairment charge or change in the useful life in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.”

Intangible assets

Patents are amortized on the straight-line basis over their useful lives of seventeen years, or at their remaining useful life from date of acquisition.  Legal costs associated with defending existing patents are capitalized as additional costs of the patent, when successful defense is probable.

Stock-based compensation

Stock-based compensation is accounted for using the intrinsic value method under which no compensation expense is recognized when the exercise price of the employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant.  Required pro forma information has been presented under the fair value method using a Black-Scholes option-pricing model.

Income taxes

The Company accounts for income taxes pursuant to an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, expected future events other than enactments of changes in tax laws or rates, are considered.

Derivative instruments

The Company accounts for its derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities.

Earnings per share

Basic EPS is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The table below details the components of the basic and diluted earnings per share (“EPS”) calculations:

	Net (Loss)/Income	Weighted Average Shares Outstanding	EPS
June 30, 2002
Basic EPS
Net income before accounting change	$1,408,700	12,758,828	$0.11
Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	(0.32)
Net loss	(2,697,200)	12,758,828	(0.21)
Effect of dilutive stock options	—	—	— (1)
Diluted EPS	$(2,697,200)	12,758,828	$(0.21)
June 30, 2001
Basic EPS
Net income	$473,700	12,835,200	$0.04
Effect of dilutive stock options	—	10,800	—
Diluted EPS	$473,700	12,846,000	$0.04
June 30, 2002
Basic EPS
Net income	$2,030,500	13,981,800	$0.14
Effect of dilutive stock options	—	58,000	—
Diluted EPS	$2,030,500	14,039,800	$0.14

(1)   Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Geographic and Product Information

All of the Company’s manufacturing operations are located within the United States.  The Company’s revenues were almost exclusively generated in North America for the years ended June 30, 2002, 2001 and 2000.  The Company categorizes its products into five main groups.  Net sales for these products are summarized as follows:

	For Year Ended June 30,
Product Group:	2002	2001	2000
Custom	$17,689,500	$19,577,600	$21,389,600
Material handling	10,391,400	9,865,200	10,679,100
Rivers & waterways	1,106,900	1,406,200	1,639,200
Refuse	4,876,700	5,091,400	6,818,100
Specialty products/other	3,908,800	4,579,700	6,121,700
Total net sales	$37,973,300	$40,520,100	$46,647,700

Impact of Recent Accounting Pronouncements

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001.  This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets, separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually, and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company was permitted six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  We engaged a national valuation specialist to assist with the determination of the estimated fair value of our reporting unit as of July 1, 2001.  To determine fair value, valuation models involving guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  As such, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142 and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  Goodwill amortization expense was $324,900 for the years ended June 30, 2001 and 2000.

For illustrative purposes the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.

	For the Year Ended June 30,
	2002	2001	2000
Reported net income before accounting change	$1,408,700	$473,700	$2,030,500
Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	—
Net (loss)/income	(2,697,200)	473,700	2,030,500
Add back goodwill amortization	—	324,900	324,900
Proforma net (loss/income)	$(2,697,200)	$798,600	$2,355,400

Basic and diluted earning per share:
Reported net income before accounting change	$.11	$.04	$.14
Cumulative effect of change in accounting principle for goodwill	$(.32)	—	—
Net (loss)/income	$(.21)	$.04	$.14
Goodwill amortization	—	$.02	$.02
Proforma net (loss)/income	$(.21)	$.06	$.16

In September 2001, the FASB approved pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived assets and for Long Lived Assets to be Disposed of” as well as Accounting principle Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement is effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.  The Company does not expect this statement to have a material impact on the Company’s financial statements.

NOTE 2 - ACQUISITIONS:

Pursuant to an Agreement and Plan of Merger and Reorganization dated March 24, 1998, between the Company and GSC Industries, Inc. (“GSC”), the Company acquired all of GSC’s outstanding common stock holdings in Rotocast International, Inc. (“Rotocast”) and Rotocast’s wholly owned subsidiaries.  In accordance with the merger and reorganization, Rotocast was merged into the Company and the Company issued to GSC 2,072,539 shares of its own common stock and a $2,000,000 eighteen-month promissory note bearing interest at 5.26% per annum.  The note was paid in full in September 1999.  In January 2000, the Company repurchased and retired the 2,072,539 common shares issued to GSC for $2.8 million.

NOTE 3 - NOTES RECEIVABLE:

On March 31, 1995, the Company and a customer entered into an agreement under which the Company acquired from this customer certain assets, including molds and trade accounts receivable, at their total estimated fair value of $357,800, which was applied against the principal of a 1993 Promissory Note owed by this customer to the Company.  The remaining unpaid principal, together with accrued interest and open trade receivable from this customer as of March 31, 1995, was exchanged for a new note with a principal balance of $455,000, bearing interest at 8% per annum and maturing on March 31, 2005.

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end-users.  The Company pays this former customer royalty at the initial rate of 10%  (increased to 20% beginning fiscal 2000) of the Company’s net sales of these products.  Half of the royalty payments are being applied to reduce principal and interest, until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier.  Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005.  As of June 30, 2002 and 2001, the total balance of this note amounted to $186,100 and $292,100.  The Company intends to hold this note until maturity.

In July 2001, the Company and a customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of June 30, 2002, the total balance of this note amounted to $142,300.

In Fiscal 2001, the Company was owed $82,000 on two notes receivable for the sale of various molds.  One of these notes was paid in full in fiscal 2002.

NOTE 4 - INVENTORIES:

Inventories consist of:	June 30,
	2002	2001

Raw materials	$2,006,900	$2,353,300
Finished goods	4,301,600	4,785,000
	$6,308,500	$7,138,300

NOTE 5 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is being accounted for using the equity method.  The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2008, with annual principal reductions as provided.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:	For Year Ended June 30,
	2002	2001

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,047,100	5,009,900
Machinery, equipment, furniture and fixtures	26,797,100	25,911,000
Construction in progress	17,900	4,900

	32,901,600	31,965,300

Less - accumulated depreciation and amortization	(17,897,600)	(15,835,700)

	$15,004,000	$16,129,600

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets consist of:	For Year Ended June 30,
	2002	2001

Patents	$475,700	$475,700
Less accumulated amortization, patents	(167,000)	(121,000)
Net patents	308,700	354,700

Goodwill	—	7,457,500
Less accumulated amortization, goodwill	—	(3,351,600)
Net goodwill	—	4,105,900

Total intangibles, net	$308,700	$4,460,600

The changes in the carrying amount of goodwill is as follows:

Balance at beginning of year	$4,105,900	$4,430,800
Amortization	—	(324,900)
Cumulative effect of change in accounting principal for goodwill	(4,105,900)	—
Balance at end of each year	$—	$4,105,900

Aggregate amortization expense for the fiscal years ended June 30, 2002, 2001, and 2000 was $46,000, $333,300 and $330,500, respectively.

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

NOTE 8 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2003.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus .25%.  The respective bank’s prime rate at June 30, 2002 was 4.5% per annum.  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2002, total borrowings under the Company’s line of credit were $192,000 of which none was borrowed under the LIBOR option. Proceeds from the loan were used for working capital purposes.  At June 30, 2002, the Company had approximately $4,808,000 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2002.

NOTE 9 - LONG-TERM DEBT:

Long-term debt consists of:	For Year Ended June 30,
	2002	2001

Note payable - Bank (A)	$4,609,500	$5,473,800
Note payable - Bank (B)	493,300	1,766,700
	5,102,800	7,240,500

Less current portion	(1,357,600)	(944,300)

	$3,745,200	$6,296,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.5% per annum at June 30, 2002). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At June 30, 2002, the total outstanding principal balance was under the LIBOR option at 3.09% per annum maturing July 15, 2002.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At June 30, 2002 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2002 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)        In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo bank.  This note replaced a 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note is due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25%  (4.5% per annum at June 30, 2002), or Libor interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.  At June 30, 2002, the total outstanding principal was under the LIBOR option at 3.09% per annum maturing July 15, 2002.  This note was repaid in full on August 15, 2002.

Effective July 15, 1998, the Company initiated an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($5 million as of June 30, 2002) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The agreement matures July 15, 2003.  Effective August 15, 2002, the Company amended its interest rate swap agreement with the bank by reducing the notional amount to $4 million, reducing the fixed LIBOR rate and extending the maturing date to August 15, 2006.

Aggregate annual maturities of long-term debt are summarized as follows:

Year Ending June 30,

2003	$1,357,600
2004	864,300
2005	864,300
2006	864,300
2007	864,300
Thereafter	288,000
$5,102,800

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company sold plastic resin and molded plastic products under arms—length terms to a company in which a director of the Company has an equity interest.  Sales to this company amounted to $59,100, $59,500 and $157,000 in fiscal years 2002, 2001 and 2000, respectively.  Amounts due on sales to this company were $2,100 and $1,600 at June 30, 2002 and 2001, respectively, and are included in accounts receivable in the accompanying balance sheet.

In fiscal years 2002, 2001 and 2000, the Company incurred legal fees and costs amounting to $23,900, $42,500 and $138,600, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 11 - ACCRUED LIABILITIES:

Accrued liabilities consist of:	June 30,
	2002	2001
Salaries, wages, commissions and related payables	$554,200	$463,000
Other	428,100	348,400

	$982,300	$811,400

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

Stock Option Activity

	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 1999	115,000	100,000	$0.8750
Granted	40,000		$0.9375
Exercised	(2,500)		$0.8125
Cancelled	(2,500)		$0.8125
Balance outstanding at June 30, 2000	150,000	145,000	$0.8901
Granted	193,000		$1.1146
Exercised	(2,500)		$0.8125
Cancelled	(33,000)		$0.9886
Balance outstanding at June 30, 2001	307,500	277,500	$1.0084
Exercised	(57,500)		$0.8668
Cancelled	(50,000)		$0.8750
Balance outstanding at June 30, 2002	200,000	185,000	$1.1000

The Company did not grant any options in fiscal 2002.  At June 30, 2002, the Company had 737,500 shares available for future grants.  The Company accounts for stock options under the intrinsic value method pursuant to Accounting Principles Board Opinion 25 (“APB25”), “Accounting for Stock Issued to Employees”, which is permitted under SFAS No. 123 “Accounting for Stock Based Compensation.”  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, the Company’s net income and income per common share data would not be significantly different.

NOTE 13 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2002 and 2001, treasury stock consisted of 316 and 864 shares of common stock at a cost of $900 and $700, respectively.  In fiscal 2002 and 2001, the Company acquired 203,956 and 146,823 shares of its common stock at a total cost of $212,800 and $130,400, respectively.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 per common share payable on July 26, 2002 to stockholders of record on July 8, 2002.

NOTE 14 - INCOME TAXES:

The components of the income tax provision were:

	For Year Ended June 30,
	2002	2001	2000
Current:
Federal	$(476,300)	$(26,000)	$(75,000)
State	(163,800)	(77,300)	(179,200)
	(640,100)	(103,300)	(254,200)
Deferred:
Federal	(302,800)	(473,700)	(961,000)
State	(4,300)	(37,800)	(54,500)
	(307,100)	(511,500)	(1,015,500)
	$(947,200)	$(614,800)	$(1,269,700)

At June 30, 2002, the Company has net operating loss (NOL) carry-forwards of approximately $6,899,100 for state income tax purposes.  The NOL carry-forwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue code occur, will begin to expire in 2003 if not utilized.  The state NOL carry-forwards expire as follows:

Amount of unused state operating loss carry-forwards	Expiration during year ended June 30,

$451,500	2003
272,800	2004
444,400	2005
89,000	2006
582,600	2007
603,100	2008
859,600	2009
395,400	2010
555,300	2011
476,700	2012
395,300	2013
850,400	2014
262,500	2015
482,800	2016
177,700	2017
$6,899,100

In fiscal 2001, the Company utilized the remaining balance of its federal NOL carry-forwards, and then in fiscal 2002, the Company utilized its remaining alternative minimum tax credit, which reduced its current federal tax liability by $412,600 in fiscal 2002.  In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carry-forwards.  The current state valuation allowance, amounting to $307,200, represents the estimated amount of state NOL’s that will expire prior to their utilization.  Again, realization of the future tax benefits of the NOL carry-forwards is dependent on the Company’s ability to generate taxable income within the carry-forward period.  Management will continue to assess the likelihood of utilizing its state NOL’s by taking into consideration historical results and current economic conditions in which the Company operates.  Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.  Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For Year Ended June 30,
	2002	2001	2000

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	3.8	3.6	3.6
Goodwill amortization	—	10.2	3.4
Other items, net	2.4	8.7	(2.5)

Effective income tax rate	40.2%	56.5%	38.5%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2002	2001
Deferred tax assets:
State NOL (net of federal benefit)	$392,100	$399,100
Tax credit carry-forwards	—	425,400
Employment-related reserves	103,300	70,800
Allowance for doubtful accounts	69,600	39,200
Interest rate swap derivative	85,400	—
	650,400	934,500
Deferred tax liabilities:
Depreciation and amortization	(2,635,500)	(2,697,900)
Net deferred tax liability before valuation allowance	(1,985,100)	(1,763,400)
Deferred tax assets valuation allowance	(307,200)	(307,200)
Net deferred tax liability	$(2,292,300)	$(2,070,600)

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2002, 2001, and 2000 amounted to $1,114,200, $1,055,100 and $1,006,700, respectively.

At June 30, 2002, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,
2003	$1,104,300
2004	1,085,900
2005	982,100
2006	859,800
2007	820,300
Thereafter	4,258,600
$9,111,000

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

	For the years ended June 30,
	2002	2001	2000
Cash paid during the year for:
Interest	$477,300	$770,100	$952,500
Income taxes	$424,600	$180,200	$391,600
Non-cash investing activities:
Conversion of accounts receivable to notes receivable	$150,000	$—	$—
Non-cash financing activities:
Common dividends declared but not paid	$630,200	$510,600	$—
Change in fair value of interest rate swap	$36,600	$91,400	$—

NOTE 17 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2002:
Net sales	$9,588,300	$7,927,600	$9,368,100	$11,089,300
Gross profit	2,275,500	1,928,500	2,645,600	3,357,800
Net income before cumulative effect of change in accounting principle of goodwill	157,700	40,200	394,100	816,700

Net (loss)/income)	(3,948,200)	40,200	394,100	816,700

Per share:
Net income before cumulative effect of change in accounting principle for goodwill	.01	—	.03	.07

Net (loss)/income	$(.31)	$—	$.03	$.07

Fiscal Year 2001:
Net sales	$10,374,700	$9,371,500	$9,904,500	$10,869,400
Gross profit	2,370,000	1,947,600	2,472,000	2,571,800
Net income/(loss)	110,100	(105,000)	260,800	207,800

Per share:
Net income/(loss) — basic and diluted	$.01	$(.01)	$.02	$.02

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2002, 2001 and 2000

Column A	Column B	Column C			Column D		Column E
	Balance at	Additions					Balance at
	beginning	Charged to					end of
Description	of period	Costs & Expenses	Other		Deductions		period
June 30, 2002:
Allowance for doubtful accounts	$99,200	$170,400	$—		$(94,600	)(1)	$175,000

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

June 30, 2001:
Allowance for doubtful accounts	$142,000	$29,600	$—		$(72,400	)(1)	$99,200

Deferred tax asset valuation allowance	$301,700	$—	$5,500	(2)	$—		$307,200

June 30, 2000:
Allowance for doubtful accounts	$321,400	$1,500	$—		$(180,900	)(1)	$142,000

Deferred tax asset valuation allowance	$243,300	$—	$58,400	(2)	$—		$301,700

(1)   Doubtful accounts written off during the year, net of recoveries.

(2)   Represents valuation allowance for potential state NOL’s, which will expire prior to utilization.