Form 10-Q
period 2002-09-30
ROTONICS MANUFACTURING INC/DE
filed 2002-11-05
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  September 30, 2002

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common Shares ($.01 stated par value)	12,556,883 Shares

Total Pages 17

ROTONICS MANUFACTURING INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets - September 30, 2002 (Unaudited) and June 30, 2002

Consolidated Statements of Operations, Comprehensive Income/(Loss) and Accumulated Deficit - Three Months Ended September 30, 2002 and 2001 (Unaudited)

Consolidated Statements of Cash Flows - Three Months Ended September 30, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 - Controls and Procedures

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$70,700	$66,900
Accounts receivable, net of allowance for doubtful accounts of $188,800 and $175,000, respectively	4,125,600	5,122,000
Current portion of notes receivable	10,300	10,300
Inventories	6,355,700	6,308,500
Deferred income taxes, net	298,600	272,800
Prepaid expenses and other current assets	358,200	262,600

Total current assets	11,219,100	12,043,100

Notes receivable, less current portion	314,900	336,800
Investment in partnership	107,900	108,700
Property, plant and equipment, net	15,185,300	15,004,000
Intangible assets, net	297,100	308,700
Other assets	44,300	40,500

	$27,168,600	$27,841,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$1,357,600
Accounts payable	2,529,900	2,090,700
Accrued liabilities	1,077,300	982,300
Income taxes payable	50,100	128,800
Total current liabilities	4,521,600	4,559,400

Bank line of credit	88,900	192,000
Long-term debt, less current portion	2,979,200	3,745,200
Deferred income taxes, net	2,546,200	2,565,100

Total liabilities	10,135,900	11,061,700

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,553,883 and 12,614,942 shares, respectively, net of treasury shares	22,969,800	23,040,100
Accumulated other comprehensive loss, net of tax	(166,800)	(128,000)
Accumulated deficit	(5,770,300)	(6,132,000)

Total stockholders’ equity	17,032,700	16,780,100

	$27,168,600	$27,841,800

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended September 30,
	2002	2001
		(As Restated)
Net sales	$8,894,800	$9,588,300
Costs and expenses:
Cost of goods sold	6,547,300	7,312,800
Gross profit	2,347,500	2,275,500
Selling, general and administrative expenses	1,720,300	1,922,000
Income from operations	627,200	353,500
Other (expense)/income:
Interest expense	(82,000)	(131,800)
Other income, net	32,000	47,300
Total other expense, net	(50,000)	(84,500)

Income before income taxes and cumulative effect of change in accounting principle for goodwill	577,200	269,000
Income tax provision	(215,500)	(111,300)
Income before cumulative effect of change in accounting principle for goodwill	361,700	157,700
Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)
Net income/(loss)	361,700	(3,948,200)

Other comprehensive loss, before tax:
Unrealized holding loss arising during the period	(111,100)	(153,000)
Less: Reclassification adjustments for losses included in net income/(loss)	46,500	31,400
Total other comprehensive loss before tax	(64,600)	(121,600)
Income tax benefit related to items of other comprehensive loss	25,800	48,700
Total other comprehensive loss, net of tax	(38,800)	(72,900)
Comprehensive income/(loss)	$322,900	$(4,021,100)

Accumulated deficit, beginning period	$(6,132,000)	$(2,804,600)
Net income/(loss)	361,700	(3,948,200)
Accumulated deficit, end of period	$(5,770,300)	$(6,752,800)

Net income/(loss) per common share:
Basic and diluted
Income before cumulative effect	$.03	$.01
Cumulative effect of change in accounting principle for goodwill	—	(.32)
Net income/(loss)	$.03	$(.31)

Weighted average number of common and common equivalent shares outstanding:
Basic	12,573,450	12,790,223
Diluted	12,575,034	12,790,223

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
		(As Restated)
Cash flows from operating activities:
Net income/(loss)	$361,700	$(3,948,200)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	—	4,105,900
Depreciation and amortization	526,300	558,700
Gain on sales of equipment	(1,100)	—
Deferred income tax provision	(18,900)	63,100
Provision for doubtful accounts	24,600	25,400
Changes in assets and liabilities:
Decrease in accounts receivable	971,800	336,800
(Increase)/decrease in inventories	(47,200)	227,400
Increase in prepaid expenses and other current assets	(95,600)	(40,200)
(Increase)/decrease in other assets	(3,800)	7,500
Increase in accounts payable	1,069,400	99,000
Increase in accrued liabilities	30,400	65,700
Decrease in income taxes payable	(78,700)	—
Net cash provided by operating activities	2,738,900	1,501,100

Cash flows from investing activities:
Repayments on notes receivable	21,900	43,000
Capital expenditures	(696,100)	(241,800)
Distribution from investment in partnership	800	2,500
Proceeds from sales of equipment	1,200	—

Net cash used in investing activities	(672,200)	(196,300)

Cash flows from financing activities:
Borrowings under line of credit	1,050,300	830,100
Repayments under line of credit	(1,153,400)	(1,422,700)
Repayment of long-term debt	(1,259,300)	(236,100)
Payment of common stock dividends	(630,200)	(508,000)
Proceeds from exercise of stock options	—	49,800
Repurchases of common stock	(70,300)	(16,500)

Net cash used in financing activities	(2,062,900)	(1,303,400)

Net increase in cash	3,800	1,400
Cash at beginning of period	66,900	28,000

Cash at end of period	$70,700	$29,400

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$87,700	$138,800
Income taxes	$311,000	$53,200
Non-cash investing activity:
Conversion of accounts receivable to note receivable	$—	$150,000
Non-cash financing activity:
Change in fair value of interest rate swap	$38,800	$72,900

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

Basis of Presentation

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2002.

Restatement

The Company’s consolidated financial statements and related notes have been restated for the three months ended September 30, 2001 to present, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the initial impairment loss that was originally measured and recorded in the second quarter of fiscal 2001 as permitted by the transitional rules outlined in SFAS No. 142.  As such, the three months ended September 30, 2001 have been restated to include a $4,105,900 cumulative effect in change in accounting principle for goodwill that was effective as of July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually, and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company engaged a national valuation specialist to assist with the determination of the estimated fair value of its reporting units as of July 1, 2001.  To determine fair value, valuation models involving guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  As such, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142 and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  The effect of the adoption of   SFAS No. 142 was originally reported in the second quarter of the fiscal 2001 as allowed by the transitional rules.  However, as further required by the provisions of SFAS No. 142, the three month period ending September 30, 2001 has been restated to reflect the adoption of this accounting principle.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - INVENTORIES:

Inventories consist of:

	September 30, 2002	June 30, 2002
Raw materials	$2,105,800	$2,006,900
Finished goods	4,249,900	4,301,600
	$6,355,700	$6,308,500

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30, 2002	June 30, 2002
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,055,800	5,047,100
Machinery, equipment, furniture and fixtures	26,994,600	26,797,100
Construction in progress	489,600	17,900
	33,579,500	32,901,600

Less - accumulated depreciation and amortization	(18,394,200)	(17,897,600)

	$15,185,300	$15,004,000

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	September 30, 2002	June 30, 2002

Patents	$475,700	$475,700
Less accumulated amortization	(178,600)	(167,000)

Net patents	$297,100	$308,700

The change in the carrying amount of goodwill is as follows:

	Three Months Ended September 30,
	2002	2001
Balance at beginning of period	$—	$4,105,900

Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)

Balance at end of period	$—	$—

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which was originally set to mature on October 1, 2003.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (4.5% per annum at September 30, 2002).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2002, total borrowings under the Company’s line of credit was $88,900 of which none was borrowed under the LIBOR option.  Proceeds from the loan were used for working capital purposes.  On October 1, 2002 the bank extended the maturity date on the line of credit to October 1, 2004.  At September 30, 2002, the Company had approximately $4,911,100 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	September 30, 2002	June 30, 2002

Note payable - Bank (A)	$3,843,500	$4,609,500
Note payable - Bank (B)	—	493,300
	3,843,500	5,102,800

Less current portion	(864,300)	(1,357,600)

	$2,979,200	$3,745,200

(A)           On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.5% per annum at September 30, 2002).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At September 30, 2002, the total outstanding principal balance was under the LIBOR option at 3.07% per annum maturing October 15, 2002.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At September 30, 2002 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2002 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.  On October 1, 2002, this term-loan commitment expired and was replaced with a new term-loan commitment in the amount of $2,000,000, which will expire on October 1, 2003.

(B)             In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank.  This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note was due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25%, or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008. On August 15, 2002 this note was repaid in full and as a result the Company’s Bensenville, Illinois and Gainesville, Texas properties are currently unencumbered.

Effective August 15, 2002, the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($4 million as of September 30, 2002) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The amended terms also reduced the fixed LIBOR rate and extended the maturity date to August 15,2006.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30, 2002	June 30, 2002
Salaries, wages, commissions and related payables	$520,800	$554,200
Other	556,500	428,100

	$1,077,300	$982,300

NOTE 8 - STOCK OPTION PLAN:

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

The options outstanding as of September 30, 2002 are exercisable at prices ranging from $1.125 - $1.1875 (fair market value at the date of grant).  The outstanding options are all 100% exercisable.  At September 30, 2002, the Company had 777,500 shares available for future grants.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2002	200,000	$1.1000

Cancelled	(40,000)	$0.9375

Balance outstanding at September 30, 2002	160,000	$1.1406

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At September 30, 2002 and June 30, 2002, treasury stock consisted of 3,000 and 316 shares of common stock at a cost of $3,200 and $900, respectively.

The Company reinstated its buyback program in the latter part of September 2000.  The Company plans to continue to actively pursue acquiring its common shares as long as the market value per share continues to be under recognized by the stock market.  During the three month ended September 30, 2002 the Company acquired 61,110 shares of common stock at a total cost of $70,300.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 26, 2002 to stockholders of record on July 8, 2002.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended September 30,
	2002	2001
Current:
Federal	$200,000	$23,200
State	34,400	25,000
	234,400	48,200
Deferred:
Federal	(16,600)	67,800
State	(2,300)	(4,700)
	(18,900)	63,100

	$215,500	$111,300

At September 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $6,899,100 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 “Earnings per Share”, using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below detail the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended September 30, 2002			Three months ended September 30, 2001
	Income	Shares	EPS Amount	Income/(loss)	Shares	EPS Amount

Basic EPS
Net income before accounting change	$361,700	12,573,450	$.03	$157,700	12,790,223	$.01

Cumulative effect of change in accounting principle for goodwill	—	—	—	(4,105,900)	—	(.32)

Net income/(loss)	361,700	12,573,450.03		(3,948,200)	12,790,223	(.31)

Effect of dilutive stock options	—	1,584	—	—	—	—	(1)

Diluted EPS	$361,700	12,575,034	$.03	$(3,948,200)	12,790,223	$(.31	)(1)

(1) Common stock equivalents are omitted in the earnings per share calculation due to their anti-dilutive effect.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual and other results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this item 2,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 to Financial Statements.  When used in this report, the words  “expects,”  “anticipates,”  “intends,”  “ plans,”  “believes,”  “seeks”  “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors, critical accounting policies and other disclosures described in other documents, including our Form 10-K, that we file from time to time with the Securities and Exchange Commission.

Results of Operations - Three Months Ended September 30, 2002 and 2001

Net sales for the three months ended September 30, 2002 decreased $693,500 to $8,894,800 compared to $9,588,300 for the same period last year.  The 7.2% decline in sales volumes continues to reflect a weakened marketplace as our country tries to recover from the challenging economic conditions, last years terrorist attacks and corporate America’s accounting woes.  As a result, consumer confidence has waned and our customer base has adopted tighter buying habits.  We have realized this trend among most of our product groups during the current period.  However, this downturn has been partially offset by a healthy 28.7% increase in our material handling group.  Our tank products were responsible for a significant portion of this growth.  Management plans to continue to focus on this growth sector with the addition of new technology based molding equipment that will be placed in service in 2003.  We have also noted an increase in customer tooling activity, which coupled with improved back log levels as of September 30, 2002 indicate stronger custom product sales in the ensuing months.

Cost of goods sold improved 2.7% to 73.6 % of net sales for the three months ended September 30, 2002 compared to 76.3% for the same period last year.  The reduction is attributed to our on going cost containment efforts coupled with a 1% reduction in labor costs due to work force reductions, improved efficiencies and reduction in utility costs following last years spike in natural gas rates.  Although these cost reductions were slightly mituated by rising workers compensation insurance cost, management was pleased with the overall improvement in gross margins.  We will continue to monitor our manufacturing overhead costs and strive to minimize any potential dilution to future gross margin results.

Selling, general and administrative (“SG&A”) expenses were $1,720,300, or 19.3% of net sales, for the three months ended September 30, 2002 compared with $1,922,000, or 20% of net sales, for the same period lasts year.  Management is pleased with the overall reduction in SG&A of $201,700, which is consistent with our goals and current sales volume levels.  We attributed the overall reduction in costs not only to our cost containment efforts in general, but also to reduced labor costs of approximately $73,000 and tighter advertising and trade shows budgets which have lowered costs by approximately $40,000.

Total interest expense decreased $49,800 to $82,000 for the three months ended September 30, 2002 compared to $131,800 for the same period last year.  The decrease is due to the $3,579,400 reduction in the Company’s debts structure in comparison to amounts outstanding as of September 30, 2001 coupled with lower interest rates during the current period.  We anticipate these factors, along with the renegotiated interest rate swap agreement which took effect August 15, 2002, will continue to have a positive effect on reducing future interest costs.  As a testament to our strong cash flows, we have reduced our total debt load by $1,362,400 since June 30, 2002 that in turn will add to our interest cost savings in future periods.

Income taxes were $215,500 for the three months ended September 30, 2002 compared to $111,300 for the same period last year.  The increase is due to the 115% increase in income before taxes and cumulative effect of change in accounting principle for goodwill.  Following last year’s utilization of our remaining federal income tax credits, we will now realize an increase in our current federal tax liability in comparison to prior periods.  As such, cash flow requirements will increase in the ensuring periods for the payment of federal income taxes.

Income before cumulative effect of change in accounting principle for goodwill increased $204,000 to $361,700, or $.03 per common share, for the three months ended September 30, 2002 compared to $157,700, or $.01 per common share, for the same period last year.  In spite of the challenging market conditions which weighed heavy on our sales volumes, we were pleased with the 129% improvement in income before accounting change.  We again attribute the improved results to our cost containment efforts as well as reductions in our workforces, tradeshow/advertising expenditures and interest costs.  We are optimistic that these efforts will continue to have a positive impact on future periods.  Finally, management continues to see a light at the end of the tunnel for an improved business climate and feel we are poised to improve our sales volumes and expand our market share as this trend develops.

Cumulative Effect of Change in Accounting Principle for Goodwill

The Company recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No.142, amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the three months ended September 30, 2001 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessment guidelines of SFAS No. 142 and SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, it was determined the fair value of the Company’s reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairment analysis.

Financial Condition

Working capital decreased to $6,697,500 at September 30, 2002 compared to $7,483,700 at June 30, 2002.  The decrease is primarily related to a $996,400 reduction in accounts receivable, which is consistent with current operations and our lower sales volume levels, and was used to pay down long-term debt and capital expenditures.  Cash flows from operations increased by $1,237,800 to $2,738,900 for the three months ended September 30, 2002 compared to $1,501,100 for the same period last year.  The increase is attributable to the increase in net income between the two periods as well as the cash flows generated from a reduction in accounts receivable and an increase in accounts payable balances due capital expenditure and raw material purchases which have extended terms.  Cash flows from operations continues to show strength allowing us to meet our cash flow requirements, pay the $.05 common stock dividend declared in June 2002, and reduce our debt structure by $1,362,400 since June 30, 2002.

We expended $696,100 for property, plant and equipment (“PP&E”) during the three months ended September 30, 2002.  The significant increase in PP&E compared to last year is due to the purchase of new technology based molding equipment which will be placed in service in 2003.  The equipment is expected to improve our existing molding techniques.  Inclusive of this equipment, we anticipate expending $1.8 - $2 million on capital expenditures in fiscal 2003.

Net borrowings under the line of credit decreased $103,100 to $88,900 between June 30, 2002 and September 30, 2002.  The decrease is due to the excess cash flows generated from operations.  At September 30, 2002 we had $4,911,100 available for future borrowings under the line of credit.

Effective October 1, 2002, the bank extended the maturity date on the line of credit to October 1, 2004.  In addition, management did not advance on the $2,000,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the amount of $2,000,000, which will expire on October 1, 2003.  Our cash flows from operations continue to be strong and have allowed us to pay down term debit by $1,259,300 since June 30, 2002.  Included in this debt reduction was the pay off of our real estate loan leaving all of our real properties currently unencumbered.

Effective August 15, 2002, we amended our interest rate swap agreement with the bank by reducing the notional amount down to $4 million, reducing the fixed labor rate and extending the maturing date to August 15, 2006.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 per common share that was paid on July 26, 2002 to stockholders of record on July 8, 2002.  This marked the sixth payment of dividends since 1996 on the Company’s stock.  The Board of Directors has committed themselves to annually review a dividend program for the Company’s common stock.

Cash flows from operations in conjunction with the Company’s revolving line of credit and machinery and equipment loan commitment are expected to meet the Company’s needs for working capital, capital expenditures, common stock repurchases and repayment of long-term debt for the foreseeable future.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company adopted SFAS No. 142 effective July 1, 2001, which required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually, and record an adjustment when the fair value of our reporting unit, including goodwill, is less than its carrying value.  The Company engaged a national valuation specialist to assist with the determination of the estimated fair value of its reporting units as of July 1, 2001.  To determine fair value, valuation models involving guideline public companies, acquisition analysis and discounted cash flows were relied upon.  As such, under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, their findings indicated that the estimated fair value of our reporting unit was less than its carrying value.  As such, the Company completed the transitional goodwill impairment test in accordance with SFAS No. 142 and wrote-off effective July 1, 2001 its remaining net goodwill of $4,105,900 as a non-cash cumulative effect of change in accounting principle.  The effect of the adoption of SFAS No. 142 was originally reported in the second quarter of the fiscal 2001 as allowed by the transitional rules.  However, as further required by the provisions of SFAS No. 142, the three month period ending September 30, 2001 has been restated to reflect the adoption of this accounting principle.

Item 2a. Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2002 and should be read in conjunction with this interim financial information.  Since June 30, 2002, there have been no significant changes in the Company’s exposure to market risk.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ROTONICS MANUFACTURING INC.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)                           Exhibits:

Exhibit No.	Exhibit Title
99.1	Certification as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)                          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: November 1, 2002	/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President and Chief Executive Officer

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer

CERTIFICATION

I, Robert E. Gawlik, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Rotonics Manufacturing Inc.

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrants as of, and for, the periods presented in this Quarterly Report.

4.               The registrant’s other certifying officers and I are responsible foe establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is prepared;

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.           presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President/Chief Executive Officer

CERTIFICATION

I, Douglas W. Russell, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Rotonics Manufacturing Inc.

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrants as of, and for, the periods presented in this Quarterly Report.

4.               The registrant’s other certifying officers and I are responsible foe establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is prepared;

b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.           presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
/s/ DOUGLAS W. RUSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer