Form 10-Q
period 2002-12-31
ROTONICS MANUFACTURING INC/DE
filed 2003-02-11
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2002

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

Yes ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2002

Common Shares ($.01 stated value)	12,504,283 Shares
Total Pages 19

ROTONICS MANUFACTURING INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets - December 31, 2002 (Unaudited) and June 30, 2002

Consolidated Statements of Operations, Comprehensive Income/(Loss) and Accumulated Deficit - Three Months and Six Months Ended December 31, 2002 and 2001 (Unaudited)

Consolidated Statements of Cash Flows - Six Months Ended December 31, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4- Control and Procedures

PART II.	OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFACATIONS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS

Current assets:
Cash	$46,900	$66,900
Accounts receivable, net of allowance for doubtful accounts of $182,600 and $175,000, respectively	3,297,400	5,122,000
Current portion of notes receivable	10,300	10,300
Inventories	6,552,500	6,308,500
Deferred income taxes, net	296,200	272,800
Prepaid expenses and other current assets	578,200	262,600

Total current assets	10,781,500	12,043,100

Notes receivable, less current portion	294,000	336,800
Investment in Partnership	106,100	108,700
Property, plant and equipment, net	14,949,500	15,004,000
Intangible assets, net	285,600	308,700
Other assets	42,500	40,500

	$26,459,200	$27,841,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$1,357,600
Accounts payable	2,097,700	2,090,700
Accrued liabilities	892,700	982,300
Income taxes payable	—	128,800

Total current liabilities	3,854,700	4,559,400

Bank line of credit	461,800	192,000
Long-term debt, less current portion	2,413,100	3,745,200
Deferred income taxes, net	2,546,500	2,565,100

Total liabilities	9,276,100	11,061,700

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,504,283 and 12,614,942 shares, respectively, net of treasury shares	22,917,800	23,040,100
Accumulated other comprehensive loss, net of tax	(163,300)	(128,000)
Accumulated deficit	(5,571,400)	(6,132,000)

Total stockholders’ equity	17,183,100	16,780,100

	$26,459,200	$27,841,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net sales	$8,530,500	$7,927,600	$17,425,300	$17,515,900
Costs and expenses:
Cost of goods sold	6,463,500	5,999,100	13,010,800	13,311,900
Gross profit	2,067,000	1,928,500	4,414,500	4,204,000
Selling, general and and administrative expenses	1,714,200	1,791,000	3,434,500	3,713,000

Income from operations	352,800	137,500	980,000	491,000
Other (expense)/income:
Interest expense	(61,100)	(117,800)	(143,100)	(249,600)
Other income, net	32,500	40,100	64,500	87,400
Total other expenses	(28,600)	(77,700)	(78,600)	(162,200)

Income before income taxes and cumulative effect of change in accounting principle for goodwill	324,200	59,800	901,400	328,800
Income tax provision	(125,300)	(19,600)	(340,800)	(130,900)
Income before cumulative effect of change in accounting principle for goodwill	198,900	40,200	560,600	197,900
Cumulative effect of change in accounting principles for goodwill	—	—	—	(4,105,900)
Net income/(loss)	198,900	40,200	560,600	(3,908,000)

Other comprehensive income/(loss), before tax:
Unrealized holding loss arising during the period	(26,200)	(31,700)	(137,300)	(184,700)
Less: Reclassification adjustments for losses included in net income	32,000	45,000	78,500	76,400
Total other comprehensive income/(loss) before tax	5,800	13,300	(58,800)	(108,300)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(2,300)	(5,400)	23,500	43,300
Total other comprehensive income/(loss), net of tax	3,500	7,900	(35,300)	(65,000)
Comprehensive income/(loss)	$202,400	$48,100	$525,300	$(3,973,000)

Accumulated deficit, beginning of period	$(5,770,300)	$(6,752,800)	$(6,132,000)	$(2,804,600)
Net income/(loss)	198,900	40,200	560,600	(3,908,000)
Accumulated deficit, end of period	$(5,571,400)	$(6,712,600)	$(5,571,400)	$(6,712,600)

Net income/(loss) per common share:
Basic and diluted
Income before cumulative effect	$.01	$—	$.04	$.02
Cumulative effect of change in accounting principle for goodwill	—	—	—	(.32)
Net Income/(loss)	$.01	$—	$.04	$(.30)

Weighted average number of common and common equivalent shares outstanding:
Basic	12,527,405	12,779,767	12,550,520	12,784,921
Diluted	12,527,405	12,779,767	12,551,312	12,784,921

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001

Cash flows from operating activities:
Net income/(loss)	$560,600	$(3,908,000)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	—	4,105,900
Depreciation and amortization	1,054,900	1,124,900
Gain on sale of equipment	(1,100)	—
Deferred income tax (benefit)/provision	(18,600)	80,600
Provision for doubtful accounts	47,100	47,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,777,500	1,081,900
(Increase)/decrease in inventories	(244,000)	208,300
Increase in prepaid expenses and other current assets	(315,600)	(137,600)
(Increase)/decrease in other assets	(2,000)	17,500
(Increase)/decrease in accounts payable	637,200	(450,400)
Decrease in accrued liabilities	(148,300)	(137,400)
Decrease in income taxes payable	(128,800)	—

Net cash provided by operating activities	3,218,900	2,032,700

Cash flows from investing activities:
Repayments on notes receivable, net	42,800	109,500
Capital expenditures	(977,400)	(634,200)
Distribution from investment in partnership	2,600	4,200
Proceeds from sale of equipment	1,200	—

Net cash used in investing activities	(930,800)	(520,500)

Cash flows from financing activities:
Borrowings under line of credit	3,803,200	2,863,700
Repayments under line of credit	(3,533,400)	(3,400,300)
Repayment of long-term debt	(1,825,400)	(472,200)
Payment of common stock dividend	(630,200)	(520,900)
Repurchases of common stock	(122,300)	(37,600)
Proceeds from issuance of common stock	—	49,800

Net cash used in financing activities	(2,308,100)	(1,517,500)

Net decrease in cash	(20,000)	(5,300)

Cash at beginning of period	66,900	28,000

Cash at end of period	$46,900	$22,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$148,400	$259,900
Income taxes	$684,500	$89,200
Non-cash investing activity:
Conversion of accounts receivable to notes receivable	$—	$150,000
Non-cash financing activity:
Change in fair value of interest rate swap	$35,300	$65,000

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

NOTE 2 - INVENTORIES:

Inventories consist of:

	December 31, 2002	June 30, 2002

Raw materials	$2,261,700	$2,006,900
Finished goods	4,290,800	4,301,600

	$6,552,500	$6,308,500

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	December 31, 2002	June 30, 2002

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,065,100	5,047,100
Machinery, equipment, furniture and fixtures	27,286,500	26,797,100
Construction in progress	489,800	17,900
	33,880,900	32,901,600
Less - accumulated depreciation	(18,931,400)	(17,897,600)

	$14,949,500	$15,004,000

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	December 31, 2002	June 30, 2002

Patents	$475,700	$475,700
Less accumulated amortization, patents	(190,100)	(167,000)
Net patents	$285,600	$308,700

The change in the carrying amount of goodwill is as follows:

	Six Months Ended December 31,
	2002	2001
Balance at beginning of period	$—	$4,105,900
Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)
Balance at the end of period	$—	$—

Aggregate amortization expense for the six months ended December 31, 2002 and 2001 was $23,000.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2004 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (4.0% per annum at December 31, 2002).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At December 31, 2002, total borrowings under the Company’s line of credit was $461,800 of which $250,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 2.42% per annum and maturing January 15, 2003.  Proceeds from the loan were used for working capital purposes.  At December 31, 2002, the Company had approximately $4,538,200 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	December 31, 2002	June 30, 2002

Note payable - Bank (A)	$3,277,400	$4,609,500
Note payable - Bank (B)	—	493,300
	3,277,400	5,102,800

Less current portion	(864,300)	(1,357,600)

	$2,413,100	$3,745,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.0% per annum at December 31, 2002).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At December 31, 2002, the total outstanding principal balance was under the LIBOR option at 2.67% per annum maturing January 15, 2003.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At December 31, 2002 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2003 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

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

Effective August 15, 2002 the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($4 million as of December 31, 2002) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The amended terms also reduced the fixed LIBOR rate and extended the maturity date to August 15, 2006.

NOTE 7 — ACCRUED LIABILITIES:

Accrued liabilities consists of:

	December 31, 2002	June 30, 2002
Salaries, wages, commissions and related payables	$432,000	$554,200
Other	460,700	428,100
	$892,700	$982,300

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

The options outstanding as of December 31, 2002 are exercisable at prices ranging from $1.125-$1.1875 (fair market value at the date of grant).  The outstanding options are all 100% exercisable. At December 31, 2002, the Company had 777,500 shares available for future grants.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2002	200,000	$1.1000

Cancelled	(40,000)	$0.9375

Balance outstanding at December 31, 2002	160,000	$1.1406

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2002, treasury stock consisted of 316 shares of common stock at a cost of $900.

The Company reinstated its buyback program in the latter part of September 2000.  The Company continues to actively pursue acquiring its common shares during Fiscal 2003 as long as the market value per share continues to be under recognized by the stock market.  In fiscal 2003, the Company has acquired and subsequently retired 110,710 shares of common stock at a total cost of $122,300.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 26, 2002 to stockholders of record on July 8, 2002.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
Current:
Federal	$105,000	$(23,200)	$305,000	$—
State	20,000	9,400	54,400	34,400
	125,000	(13,800)	359,400	34,400
Deferred:
Federal	100	38,300	(16,500)	106,100
State	200	(4,900)	(2,100)	(9,600)
	300	33,400	(18,600)	96,500

	$125,300	$19,600	$340,800	$130,900

At December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $6,899,100 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 “Earnings per Share”, using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended December 31, 2002				Three months ended December 31, 2001
	Income	Shares	EPS Amount		Income	Shares	EPS Amount
Basic EPS
Net income	$198,900	12,527,405	$.01		$40,200	12,779,767	$—

Effect of dilutive stock options	—	—	—	(1)	—	—	—	(1)

Diluted EPS	$198,900	12,527,405	$.01	(1)	$40,200	12,779,767	$—	(1)

	Six months ended December 31, 2002			Six months ended December 31, 2001
	Income	Shares	EPS Amount	Income/(loss)	Shares	EPS Amount
Basic EPS
Net income before accounting change	$560,600	12,550,520	$.04	$197,900	12,784,921	$.02

Cumulative effect of change in accounting principle for goodwill	—	—	—	(4,105,900)	—	(.32)

Net income/(loss)	560,600	12,550,520.04		(3,908,000)	12,784,921	(.30)

Effect of dilutive stock options	—	792	—	—	—	—	(1)

Diluted EPS	$560,600	12,551,312	$.04	$(3,908,800)	12,784,921	$(.30	)(1)

(1)  Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 to Financial Statements.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward- looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors, critical accounting policies and other disclosures described in other documents, including our Form 10-K, that we file from time to time with the Securities and Exchange Commission.

Results of Operations - Three Months Ended December 31, 2002 and 2001

Net sales for the three months ended December 31, 2002 increased 7.6% to $8,530,500 compared to $7,927,600 for the same period last year.  We were pleased that in spite of a lackluster economy that many of our product groups reflected moderate growth over prior period sales volumes.  The overall increased in sales volumes was particularly attributed to approximately a 20% growth in our industrial product group, which includes material handling and tank products as well as a 181% increase in contract manufacturing tooling.  The latter should help fuel an increase in contract manufacturing sales in the ensuing months.  We continue to enhance our sales and marketing techniques to improve our competive edge and grow market share within our various niche markets.  In addition, we are still in process of adding new technology based molding equipment that will placed in service in 2003 and improve our ability to achieve future growth in certain market sectors.

Cost of goods sold held at 75.8% for the three months ended December 31, 2002 compared to 75.7% for the same period last year.  We were pleased that our cost saving initiatives, improvements in manufacturing efficiencies and workforce reductions allowed us to maintain our gross margin targets in spite of ongoing inflationary trends in raw material, utility and insurance casts.  We are very sensitive to these inflationary trends and will strive to mitigate any erosion to gross margins they may have in future periods.

Selling, general and administrative (“SG&A”) expenses were $1,714,200 or 20.1% of net sales, for the three months ended December 31, 2002 compared with $1,791,000 or 22.6% of net sales for the same period last year.  The comparative percentage decrease is primarily attributed to the 7.6% increase in sales volumes coupled with small reductions in wage, royalty, tradeshow and travel costs that totaled $90,300.

Total interest expense decreased $56,700 to $61,100 for the three months ended December 31, 2002 compared to $117,800 for the same period last year.  The decrease is primarily due to the $3,592,500 reduction in debt in comparison to amounts outstanding as of December 31, 2001, coupled with ongoing favorable interest rates.  We anticipate these factors; along with the renegotiated interest rate swap agreement that took effect in August 2002 will continue to have a positive effect on reducing future interest costs.

Income taxes were $125,300 for the three months ended December 31, 2002 compared to $19,600 for the same period last year.  The increase is attributed to the  $264,400 increase in income before taxes.  Following last year’s utilization of our remaining federal income tax credits, we will continue to realize an increase in our current federal tax liability in comparison to prior periods.  As such, cash flow requirements will increase for the payment of federal income taxes.

Net income increased $158,700 to $198,900, or one cent per common share, for the three months ended December 31, 2002 compared to  $40,200, or zero cents per common share, for the same period last year.  Even though market conditions remain lackluster, we were pleased that our current periods results benefited from our marketing efforts, which have boosted sales volumes.  In addition we feel optimistic that these efforts will help us regain sales volumes lost during the economic downturn.  We have also remained vigilant to our cost containment efforts, which coupled with interest cost savings mentioned above helped improve our bottom line.  It is our in intention to remain committed to mitigate foreseen increases in raw material, utility and insurance costs and feel as the economy improves we will be poised to continue to improve operating results.

Results of Operations - Six Months Ended December 31, 2002 and 2001

Net sales for the six months ended December 31, 2002 were $17,425,300, which is in line with prior year results.  We were very pleased that in spite of difficult market conditions we closed the gap during the last quarter and were able to report comparable sales results.  We continue to see positive trends in our contract manufacturing and industrial product lines.  We have also posted a 100% increase in contract manufacturing tooling sales, which indicates potential sales volumes increases in the ensuing months.  Although, the outlook for our nation’s economy is still uncertain, we believe it will continue to slowly recover and feel our sales and marketing efforts will further enhance our competive edge as the economy regains momentum.

Cost of goods sold decreased by 1.3% to 74.7% of net sales for the six months ended December 31, 2002 compared to 76% for the same period last year.   The current period continued to benefit from our ongoing cost containment and manufacturing efficiency efforts.  As a result, we reflected a $233,800 reduction in labor related costs.  This coupled with lower utility, depreciation and various supply and repair costs helped us improved are overall gross margin in the current period.  As we move into the second half of our fiscal year, we continue to monitor inflationary trends in raw materials, utility and insurance costs.  Again, we are very sensitive to these inflationary trends and will strive to mitigate any erosion to gross margins they may have on future periods.

Selling, general and administrative (“SG&A”) expenses were $3,434,500, or 19.7% of net sales, for the six months ended December 31, 2002 compared to $3,713,000, or 21.2% of net sales, for the same period last year.   Overall cost savings were again realized in labor related, travel, tradeshow and royalty costs that totaled $ 247,700.  We will continue to analyze our SG&A costs to keep them in line with our corporate goals without sacrificing our sales and marketing initiatives.

Total interest expense decreased $106,500 to $143,100 for the six months ended December 31, 2002 compared to $249,600 for the same period last year.  The decrease is primarily due to the $3,592,500 reduction in our debt structure in comparison to amounts outstanding as of December 31, 2001 coupled with ongoing favorable interest rates.  We anticipate these factors, along with the renegotiated interest rate swap agreement that took effect in August 2002, will continue to have a positive effect on reducing future interest costs.

Income taxes were $340,800 for the six months ended December 31, 2002 compared to $130,900 for the same period last year.  The increase is due to the $572,600 increase in income before taxes and cumulative effect of change in accounting principle for goodwill.  Following lasts year’s utilization of our remaining federal income tax credits, we will continue to realize an increase in our current federal tax liability in comparison to prior periods.   As such, our cash flow requirements will increase for the payment of federal income taxes.

Income before cumulative effect of change in accounting principle for goodwill increased $362,700 to $560,600, or $.04 per common share, for the six months ended December 31, 2002 compared to $197,900, or $.02 per common share, for the same period last year.  Even though the nation’s economic outlook is uncertain, we are pleased that we are seeing positive trends in many of our product groups.  We remain optimistic that these trends in conjunction with our marketing initiatives will continue to help us regain sales volumes lost during the nation’s economic slump.  We have also remained vigilant to our cost containment efforts, which coupled with the interest cost savings mentioned above have resulted in a marked improvement in our bottom line.  It is our intention to remain committed to mitigate foreseen increases in raw material, utility and insurance costs and feel as the economy improves we will be poised to continue to improve operating results.

Cumulative Effect of Change in Accounting Principle for Goodwill

We recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No.142 amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the six months ended December 31, 2002 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessments guidelines of SFAS No. 142 and SEC’S guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, it was determined the fair value of the Company’s reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairments analysis.

Financial Conditions

Working capital decreased $556,900 to $6,926,800 at December 31, 2002 compared to $7,483,700 at June 30, 2002.  The decrease is related to the pay down of long-term debt and funding of capital expenditures.  Cash flows from operations increased $1,186,200 to $3,218,900 for the six months ended December 31, 2002 compared to $2,032,700 for the same period last year.  The increase is primarily attributable to the increase in income before change in accounting principle between the two periods as well as cash flows generated from a reduction in accounts receivable and increase in accounts payable balances due to capital expenditure and raw material purchases with extended terms.  Cash flows from operations continues to show strength allowing us to meet our cash flow requirements, pay the $.05 common stock dividend declared in June 2002, and reduce our debt structure by $1,555,600 since June 30, 2002.

We expended $977,400 for property, plant and equipment (“PP&E”) during the six months ended December 31, 2002.  The increase of 343,200, in comparison to amounts expended for the same period last year, is due to the purchase of new technology based molding equipment that will be placed in service in 2003.  Inclusive of this equipment, we anticipate expending approximately $2 million on PP&E expenditures in fiscal 2003.

Our line of credit increased $269,800 to $461,800 between June 30, 2002 and December 31, 2002.  The increase is due to payment of federal income taxes of $325,000 in December 2002.  We anticipate the line of credit to reflect temporary fluctuations throughout the year due to the timing of these payments.  At December 31, 2002 we had  $4,538,200 available for future borrowing under the line of credit.

Effective October 1, 2002, the bank extended the maturity date on the line of credit to October 1, 2004.  In addition, management did not advance on the $2,000,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the amount of $2,000,000, which will expire on October 1, 2003.  Our cash flows from operations continue to be strong and have allowed us to pay down term debt by $1,555,600 since June 30, 2002.  Included in this debt reduction was the pay off of our real estate loan leaving all of our real properties currently unencumbered.

Effective August 15, 2002, we amended our interest rate swap agreement with the bank by reducing the notional amount down to $4 million, reducing the fixed labor rate and extending the maturing date to August 15, 2006.

On June 25, 2002, the Board of Directors (“The Board”) declared a common stock dividend of $.05 per common share that was paid on July 26, 2002 to stockholders of record on July 8, 2002.  This marked the sixth payment of dividends since 1996 on the Company’s stock.  The Board has committed themselves to annually review a dividend program for the Company’s common stock.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Allowance for doubtful accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful.  Provisions are based on a percentage of net sales and a specific review of all significant outstanding receivable balances.  Percentages applied may vary based on analysis of historical collection experience or current economic trends.  If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the results of operations could be affected.

Inventory valuation

Finished goods inventory is valued at cost and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such cost are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Such differences could have a material impact on our results of operations and financial position.

Income taxes

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on the current amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and in certain cases expectations about future outcomes.  Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in accounting estimates.  Although management believes that it’s estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals.  Such differences could have a material impact on our results of operations and financial position.

In particular, we recorded a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realized.  Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income for the period in which such determination is made.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See Notes to Consolidated Financial Statements in our Form 10-K for fiscal 2002, which contain additional information regarding our accounting policies and other disclosures by GAAP.

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

Rotonics Manufacturing Inc.
Registrant

Date: February 5, 2003	/s/ ROBERT E. GAWLIK
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

Date: February 5, 2003
/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President/Chief Executive Office

CERTIFICATION

I, Douglas W. Russell, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Rotonics Manufacturing Inc

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

Date: February 5, 2003
/s/ DOUGLAS W. RUSELL
Douglas W. Russell
Chief Financial Officer,

Assistant Secretary/Treasurer