Form 10-Q
period 2003-03-31
ROTONICS MANUFACTURING INC/DE
filed 2003-05-05
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2003

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

                                                                                                                                                                                Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Shares	12,423,117 Shares
($.01 stated value)
Total Page 18

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2003	2002
	(Unaudited)
ASSETS

Current assets:
Cash	$53,400	$66,900
Accounts receivable, net of allowance for doubtful accounts of $220,000 and $175,000, respectively	4,477,700	5,122,000
Current portion of notes receivable	9,400	10,300
Inventories	6,251,800	6,308,500
Deferred income taxes, net	292,300	272,800
Prepaid expenses and other current assets	592,800	262,600

Total current assets	11,677,400	12,043,100

Notes receivable, less current portion	282,100	336,800
Investment in partnership	105,200	108,700
Property, plant and equipment, net	14,635,200	15,004,000
Intangible assets, net	274,100	308,700
Other assets	42,500	40,500

	$27,016,500	$27,841,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$1,357,600
Accounts payable	2,266,600	2,090,700
Accrued liabilities	860,200	982,300
Income taxes payable	—	128,800

Total current liabilities	3,991,100	4,559,400

Bank line of credit	1,059,500	192,000
Long-term debt, less current portion	2,197,000	3,745,200
Deferred income taxes, net	2,583,600	2,565,100

Total liabilities	9,831,200	11,061,700

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,423,117 and 12,614,942 shares, respectively, net of treasury shares	22,811,300	23,040,100
Accumulated other comprehensive loss, net of tax	(157,400)	(128,000)
Accumulated deficit	(5,468,600)	(6,132,000)

Total stockholders’ equity	17,185,300	16,780,100

	$27,016,500	$27,841,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS), COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net sales	$8,720,800	$9,368,100	$26,146,100	$26,884,000
Costs and expenses:
Cost of goods sold	6,599,500	6,722,500	19,610,300	20,034,400
Gross profit	2,121,300	2,645,600	6,535,800	6,849,600
Selling, general and administrative expenses	1,857,400	1,967,600	5,291,900	5,680,700

Income from operations	263,900	678,000	1,243,900	1,168,900
Other (expense)/income:
Interest expense	(64,600)	(111,700)	(207,800)	(361,200)
Other income, net	31,200	37,800	95,700	125,200
Total other expenses	(33,400)	(73,900)	(112,100)	(236,000)

Income before income taxes and cumulative effect of change in accounting principle for goodwill	230,500	604,100	1,131,800	932,900
Income tax provision	(127,700)	(210,000)	(468,400)	(340,900)
Income before cumulative effect of change in accounting principle for goodwill	102,800	394,100	663,400	592,000
Cumulative effect of change in accounting principle for goodwill	—	—	—	(4,105,900)
Net income/(loss)	102,800	394,100	663,400	(3,513,900)

Other comprehensive income/(loss), before tax:
Unrealized holding (loss)/gain arising during the period	(25,100)	11,700	(162,400)	(173,000)
Less: Reclassification adjustments for losses included in net income	34,900	53,400	113,400	129,800
Total other comprehensive income/(loss) before tax	9,800	65,100	(49,000)	(43,200)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(3,900)	(26,000)	19,600	17,300
Total other comprehensive income/(loss), net of tax	5,900	39,100	(29,400)	(25,900)
Comprehensive income/(loss)	$108,700	$433,200	$634,000	$(3,539,800)

Accumulated deficit, beginning of period	$(5,571,400)	$(6,712,600)	$(6,132,000)	$(2,804,600)
Net income/(loss)	102,800	394,100	663,400	(3,513,900)
Accumulated deficit, end of period	$(5,468,600)	$(6,318,500)	$(5,468,600)	$(6,318,500)

Net Income/(loss) per common share:
Basic and diluted
Income before cumulative effect	$.01	$.03	$.05	$.05
Cumulative effect of change in accounting principle for goodwill	—	—	—	(.32)
Net income/(loss)	$.01	$.03	$.05	$(.27)

Weighted average number of common and common equivalent shares outstanding:
Basic	12,457,863	12,766,944	12,520,081	12,779,033
Diluted	12,472,642	12,766,944	12,525,535	12,779,033

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net Income/(loss)	$663,400	$(3,513,900)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	—	4,105,900
Depreciation and amortization	1,584,800	1,666,500
Gain on sale of equipment	(2,100)	(15,000)
Deferred income tax provision	18,500	209,000
Provision for doubtful accounts	84,500	72,500
Changes in assets and liabilities:
Decrease in accounts receivable	559,800	15,700
Decrease in inventories	56,700	551,600
Increase in prepaid expenses and other current assets	(330,200)	(145,400)
(Increase)/decrease in other assets	(2,000)	25,500
Increase/(decrease) in accounts payable	806,100	(100,700)
Decrease in accrued liabilities	(171,000)	(26,700)
Decrease in income taxes payables	(128,800)	—

Net cash provided by operating activities	3,139,700	2,845,000

Cash flows from investing activities:
Repayments on notes receivable, net	55,600	150,300
Capital expenditures	(1,181,700)	(864,800)
Distribution from investment in partnership	3,500	5,100
Proceeds from sale of equipment	2,400	15,000

Net cash used in investing activities	(1,120,200)	(694,400)

Cash flows from financing activities:
Borrowings under line of credit	5,688,500	4,436,200
Repayments under line of credit	(4,821,000)	(5,293,000)
Repayment of long-term debt	(2,041,500)	(708,200)
Payment of common stock dividend	(630,200)	(520,900)
Repurchases of common stock	(228,800)	(45,400)
Proceeds from issuance of common stock	—	49,800

Net cash used in financing activities	(2,033,000)	(2,081,500)

Net (decrease)/increase in cash	(13,500)	69,100

Cash at beginning of period	66,900	28,000

Cash at end of period	$53,400	$97,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$212,100	$369,700
Income taxes	$771,600	$150,800
Non-cash investing activity:
Conversion of accounts receivable to notes receivable	$—	$150,000
Non-cash financing activity:
Change in fair value of interest rate swap	$29,400	$25,900

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

NOTE 2 - INVENTORIES:

Inventories consist of:

	March 31,	June 30,
	2003	2002

Raw materials	$1,983,500	$2,006,900
Finished goods	4,268,300	4,301,600

	$6,251,800	$6,308,500

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	March 31,	June 30,
	2003	2002

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,073,400	5,047,100
Machinery, equipment, furniture and fixtures	27,091,500	26,797,100
Construction in progress	529,400	17,900
	33,733,800	32,901,600
Less - accumulated depreciation	(19,098,600)	(17,897,600)
	$14,635,200	$15,004,000

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:	March 31,	June 30,
	2003	2002
Patents	$475,700	$475,700
Less accumulated amortization, patents	(201,600)	(167,000)
Net patents	$274,100	$308,700

The change in the carrying amount	Nine Months Ended
of goodwill is as follows:	March 31,
	2003	2003
Balance at beginning of period	$—	$4,105,900
Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)
Balance at the end of period	$—	$—

Aggregate amortization expense for the nine months ended March 31, 2003 and 2002 was $34,600 and 34,500, respectively.  Estimated amortization expense for the next five years is approximately $46,000 per year.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2004 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (4.0% per annum at March 31, 2003).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At March 31, 2003, total borrowings under the Company’s line of credit was $1,059,500 of which 500,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 2.28% per annum and maturing April 15, 2003.  Proceeds from the loan were used for working capital purposes.  At March 31, 2003, the Company had approximately $3,940,500 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

		March 31,	June 30,
		2003	2002

Note payable - Bank	(A)	$3,061,300	$4,609,500
Note payable - Bank	(B)	—	493,300
		3,061,300	5,102,800

Less current portion		(864,300)	(1,357,600)

		$2,197,000	$3,745,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.0% per annum at March 31, 2003).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At March 31, 2003, the total outstanding principal balance was under the LIBOR option at 2.53% per annum maturing April 15, 2003.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At March 31, 2003, the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2003 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)        In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo Bank.  This note replaced the 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note was due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.  On August 15, 2002, this note was repaid in full and as a result the Company’s Bensenville, Illinois and Gainesville Texas are currently unencumbered.

Effective August 15, 2002, the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($4 million as of March 31, 2003) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The amended terms also reduced the fixed LIBOR rate and extended the maturity date to August 15, 2006.

NOTE 7 — ACCRUED LIABILITIES:

Accrued liabilities consists of:

	March 31,	June 30,
	2003	2002

Salaries, wages, commissions and related payables	$371,300	$554,200
Other	488,900	428,100
	$860,200	$982,300

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

The options outstanding as of March 31, 2003 are exercisable at prices ranging from $1.125-$1.1875 (fair market value at the date of grant).  The outstanding options are all 100% exercisable.  At March 31, 2003, the Company had 777,500 shares available for future grants.

The Company accounts for stock options under the intrinsic value method pursuant to Accounting Principles Board Opinion 25 (“APB25”), “Accounting for Stock Issued to Employees,” which is permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income and income per common share data would not be significantly different.

Stock Option Activity:

	Outstanding	Weighted Average
	Shares	Price Per Share

Balance outstanding at June 30, 2002	200,000	$1.1000

Cancelled	(40,000)	$0.9375

Balance outstanding at March 31, 2003	160,000	$1.1406

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2002, treasury stock consisted of 316 shares of common stock at a cost of $900. The Company reinstated its buyback program in the latter part of September 2000.  The Company continues to actively pursue acquiring its common shares during Fiscal 2003 as long as the market value per share continues to be under recognized by the stock market.  In fiscal 2003, the Company has acquired and subsequently retired 191,876 shares of common stock at a total cost of $228,800.

On June 25, 2002, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 26, 2002 to stockholders of record on July 8, 2002.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2003	2002	2003	2002
Current:
Federal	$(77,800)	$(65,100)	$(382,800)	$(65,100)
State	(12,800)	(32,400)	(67,100)	(66,800)
	(90,600))	(97,500)	(449,900)	(131,900)
Deferred:
Federal	(30,500)	(112,900)	(14,000)	(219,000)
State	(6,600)	400	(4,500)	10,000
	(37,100)	(112,500)	(18,500)	(209,000)

	$(127,700)	$(210,000)	$(468,400)	$(340,900)

At March 31, 2003 the Company had net operating loss (NOL) carryforwards of approximately $6,900,000 for state income tax purposes. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic and diluted earnings per share have been computed in accordance with SFAS No. 128 “Earnings per Share”, using the treasury stock method for applicable common stock options when computing diluted earnings per share.

The tables below details the components of the basic and diluted earning per share (“EPS”) calculations:

	Three months ended			Three months ended
	March 31, 2003			March 31, 2002

			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$102,800	12,457,863	$.01	$394,100	12,766,944	$.03

Effect of dilutive stock options	—	14,779	—	—	—	—	(1)

Diluted EPS	$102,800	12,472,642	$.01	$394,100	12,766,944	$.03	(1)

	Nine months ended			Nine months ended
	March 31, 2003			March 31, 2002

			EPS			EPS
	Income	Shares	Amount	Income/(loss)	Shares	Amount
Basic EPS
Net income before accounting change	$663,400	12,520,081	$.05	$592,000	12,779,033	$.05

Cumulative effect of change in accounting principle for goodwill	—	—	—	(4,105,900)	—	(.32)

Net income/(loss)	663,400	12,520,081.05		(3,513,900)	12,779,033	(.27)

Effect of dilutive stock options	—	5,454	—	—	—	—	(1)

Diluted EPS	$663,400	12,525,535	$.05	$(3,513,900)	12,779,033	$(.27	)(1)

(1) Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 to Financial Statements.  When used in this report, the words “excepts,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undo reliance on these forward-looking statements, which reflect our opinion only as of the date of the Quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors, critical accounting policies and other disclosures described in other documents, including our Form 10-K, that we file from time to time with the Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 2003 and 2002

Net sales for the three months ended March 31, 2003 decreased 6.9% to $8,720,800 compared to $9,368,100 for the same period last year.  This continues to be a difficult period of time for many of our country’s businesses.  Ongoing weakened economic conditions coupled with lackluster customer confidence and our country’s war against terrorism has hampered positive sales growth for our industry and Company.  As such, last year’s sales volumes benefited from various industrial product, contract manufacturing and refuse product projects which in today’s environment have either been postponed or have not transpired.  However, as we moved into our last quarter we continue to see positive trends in our contract manufacturing and industrial product lines reflected by stronger backlog dollars in these product groups that coupled with completed contract tooling projects should help bolster future sales activity.

Cost of goods sold rose to 75.7% of net sales for the three months ended March 31, 2003 compared to 71.8% for the same period last year.  Even though we continue to implement various manufacturing efficiency and cost saving techniques, we at times struggle to keep pace with escalating insurance, raw material and natural gas costs.  We continue to monitor these costs, but as we realized during the last quarter, these costs can escalate very quickly.  We anticipate that insurance costs will continue to trend up while natural gas and raw material costs have recently stabilized and should hold fairly consistent over the next three to six months.

Selling, general and administrative (‘SG&A”) expenses were $1,857,400, or 21.3% of net sales, for the three months ended March 31, 2003 compared with $1,967,600, or 21% of net sales, for the same period last year.  Although there is a slight comparative increase in the percentage amount due to the lower sales volumes in the current period, we successfully reduced overall SG&A costs by $110,200. These cost saving efforts were primarily reflected in a $107,300 decrease in advertising, tradeshow, commission and wage expenses.

Total interest expense decreased $47,100 to $64,600 for the three months ended March 31, 2003 compared to $111,700 for the same period last year.  The decrease is primarily due to the $2,654,700 reduction in debt in comparison to amounts outstanding as of March 31, 2002, along with ongoing favorable interest rates.  We expect these factors, including our renegotiated interest rate swap agreement with the bank in August 2002, will continue to have a positive effect on reducing future interest costs.

Income taxes were $127,700 for the three months ended March 31, 2003 compared to $210,000 for the same period last year.  The decease is in synch with the reduction in income before taxes.  Following last year’s utilization of our remaining federal income tax credits, we will continue to realize an increase in our current federal tax liability in comparison to prior periods.  As such, cash flow requirements during the current year have increased for the payment of federal income taxes.

Net income decreased $291,300 to $102,800, or one cent per common share, for the three months ended March 31, 2003 compared to $394,100, or three cents per common share, for the same period last year.  As previously mentioned, many businesses have had to endure our country’s economic woes.  Although, the poor economy and our country’s war efforts hampered our third quarter sales volumes, we were still pleased that our operating results benefited from prior and ongoing cost containment efforts.  We remain optimistic that the economy will continue to recover and feel we are poised to take advantage of growth opportunities as they become available.  We will also continue to develop business strategies to deal with the future economic and inflationary challenges which are expected in the ensuing months.

Results of Operations - Nine Months Ended March 31, 2003 and 2002

Net sales for the nine months ended March 31, 2003 decreased 2.7% to $26,146,100 compared to $26,884,000 for the same period last year.  The drop in sales volumes was again related to the challenging economic conditions that our industry and Company have faced.  However, we are pleased with growth of our industrial product (5%) and contract manufacturing (1%) groups that have shown resilience during our economy’s slow recovery.  We continue to see positive trends in these product groups reflected by stronger backlog dollars coupled with completed contract tooling projects that should bolster future sales activity.

Cost of goods sold rose slightly to 75% of net sales for the nine months ended March 31, 2003 compared to 74.5% for the same period last year.  We are pleased that we have sustained targeted gross margin objectives in spite of the challenging economic environment.  This was especially evident in the last quarter as we continued the challenging task of mitigating rising raw material, insurance and utility costs.  To date we have effectively contained these costs through systematic product price increases coupled with manufacturing efficiency and cost containment efforts.  We have also focused on sustaining workforce reductions which has kept labor costs at approximately 18% of net sales.  With the quick resolution related to our country’s current military action, we have also seen utility and raw material costs to begin to stabilize.  If this trend holds, we will be in a better position to mitigate inflationary trends associated with these costs in the ensuing months.

Selling, general and administrative (“SG&A”) expenses were $5,291,900, or 20.2% of net sales, for the nine months ended March 31, 2003 compared with $5,680,700, or 21.1% of net sales, for the same period last year.  Overall SG&A costs have decreased by $388,800, or 6.8%, which again is attributed to our cost containment efforts.  These cost saving efforts were primarily reflected in a $322,300 reduction in advertising, tradeshow, travel, commission/royalty and wage expenses.  We will continue to monitor our SG&A costs to keep them in line with our corporate goals without sacrificing our sales and marketing objectives.

Total interest expense decreased $153,400 to $207,800 for the nine months ended March 31, 2003 compared to $361,200 for the same period last year.  The decrease is again primarily due to $2,654,700 reduction in debt in comparison to amounts outstanding as of March 31, 2002 along with ongoing favorable interest rates.  We expect these factors, including our renegotiated interest rate swap agreement with the bank in August 2002, will continue to have a positive effect on reducing future interest costs.

Income taxes were $468,400 for the nine months ended March 31, 2003 compared to $340,900 for the same period last year.  The increase is in relation to the $199,000 increase in income before taxes and cumulative effect of change in accounting principle for goodwill.  Following last year’s utilization of our remaining federal income tax credits, we will continue to realize an increase in our current federal tax liability in comparison to prior periods.  As such, our cash flow requirements during the current year have increased for the payment of federal income taxes.

Income before cumulative effect of change in accounting principle for goodwill increased $71,400 to $663,400, or $.05 per common share, for the nine months ended March 31, 2003 compared to $592,000, or $.05 per common share, for the same period last year.  We were very pleased with the overall 12% increase in earnings in spite of the sluggish economy and inflationary trends in raw material, insurance and utility costs outline above.  To date we have successfully mitigated these negative trends with cost containment efforts evidenced by the 6.8% reduction in SG&A costs, sustained workforce reductions, interest cost savings and systematic product price increases.  Recent economic events continue to keep us optimistic that our nation’s economy will continue to improve.  We feel that our strong financial condition, along with our business strategies, will continue to help us deal with these challenging times and allows us to take advantage of growth opportunities as they become available.  In addition, we look forward to placing into service our new roto-molding machine later this year, which should improve our competitive edge in the market place.

Cumulative Effect of Change in Accounting Principle for Goodwill

We recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No. 142 amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in the net loss for the nine months ended March 31, 2002 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of the Company’s net goodwill based on a review of the Company’s goodwill for impairment.  Under the assessments guidelines of SFAS No. 142 and the SEC’s guidance that the Company’s quoted market price is the most efficient mechanism for estimating fair value, it was determined the fair value of the Company’s reporting unit was less then its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, the Company’s goodwill has been reduced to zero and will not require future impairment analysis.

Financial Conditions

Working capital increased $202,600 to $7,686,300 at March 31, 2003 compared to $7,483,700 at June 30, 2002.  The increase is related to the timing of prepaid expenses payments related to income taxes and insurances.  Cash flows from operations increased by $294,700 to

$3,139,700 for the nine months ended March 31, 2003 compared to $2,845,700 for the same period last year.  The increase is attributed to the increase in income before change in accounting principle between the two periods as well as the cash flows generated from a reduction in accounts receivable and increase accounts payable balances due to capital expenditures and raw material purchases with extended terms. Cash flows from operations continue to show strength allowing the Company to meet its cash flow requirements, pay the $.05 common stock dividend declared in June 2002, and reduce its debt structure by $1,174,00 since June 30, 2002.

We expended $1,181,700 for the property, plant and equipment (“PP&E”) during the nine months ended March 31, 2003.  The increase of $316,900, in comparison to amount extended for the same period last year, is due the purchase of new technology base molding equipment that will be placed in service in 2003.  Inclusive of this equipment, we anticipate expending approximately $1.8 million on PP&E expenditures in fiscal year 2003

Our line of credit increased $867,500 to $1,059,500 between June 30, 2002 and March 31, 2003.  The increase is due to the timing of excess cash flows in the beginning of the fiscal year that were used to paydown term debt and have subsequently been borrowed to fund capital expenditure projects and for the payment of federal income taxes over the last few months.  Due to the timing of these payments, we can anticipate the line of credit to reflect temporary fluctuations throughout the year.  However, we are confident that as our nation’s economy strengthens and market trends improve, additional cash flows generated from our operations will minimize these fluctuations.  Cash flows from current operations continue to be sufficient and have allowed us pay down our total debt structure by $1,174,000 that includes a $493,300 payoff of our real estate loan leaving all of our real estates properties currently encumbered.  At March 31, 2003, we had $3,940,500 available for future borrowings under the line of credit.

Effective October 1, 2001, the bank extended the maturity date on the line of credit to October 1, 2004.  In addition, management did not advance on the $2,000,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the same amount that will expire on October 31, 2003.  Effective August 15, 2002, we also amended our interest rate swap agreement with the bank by reducing the notional amount down to $4 million, reducing the fixed LIBOR rate and extending the maturity date to August 15, 2006.

On June 25, 2002, the Board of Directors (“The Board”) declared a common stock dividend of $.05 per common share that was paid on July 26, 2002 to stockholders of record on July 8, 2002.  This marked the sixth payment of dividends since 1996 on the Company’s stock.  The Board has committed itself to annually review a dividend program for the Company’s common stock.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends the disclosure requirements in SFAS No. 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  The Company accounts for stock options under the intrinsic method pursuant to Accounting Principles Board Opinion 25 (“APB25”), “Accounting for Stock Issued to Employees, which is permitted under SFAS No. 123.  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per common share data would not be significantly different.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See notes to Consolidated Financial Statement in our Form 10-K for fiscal 2002, which contain additional information regarding our accounting polices and other disclosures by GAAP.

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

In particular, we recorded a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely then not to be realized.  While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realized.  Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income for the period in which such determination is made.

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

ROTONICS MANUFACTURING INC.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits No.	Exhibits Title
		99.1	Certification as adopted to section 906 of the Sarbanes-Oxley act of 2002
		99.2	Certification as adopted to section 906 of the Sarbanes-Oxley act of 2002

	(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: May 1, 2003	/s/ ROBERT E. GAWLIK
Robert E. Gawlik
President and
Chief Executive Officer

Date: May 1, 2003	/s/ DOUGLAS W. RUSSELL
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 1, 2003
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 1, 2003
/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer