Form 10-K
period 2003-06-30
ROTONICS MANUFACTURING INC/DE
filed 2003-09-26
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 1, 2003, was $8,045,400 (1).

The number of shares of common stock outstanding at September 1, 2003 was 12,328,891.

(1) Excludes 7,070,430 shares held by directors, officers, and stockholders, whose ownership exceeded 5% of the outstanding shares at September 1, 2003.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part

Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on December 8, 2003	III

PART I

Forward-Looking Statements

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2004.

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

Rotonics had operations in Itasca, Illinois; Deerfield, Wisconsin; Denver, Colorado; and Bartow, Florida. Three of these operations currently conduct business as divisions of the Company using the trade names RMI-C, RMI-D, and RMI-F, respectively.  Rotonics was a privately held California Corporation, which was 52% owned by Mr. Sherman McKinniss.  Mr. McKinniss became president and chief executive officer of the Company on August 12, 1991, and currently presides as the Company’s president, CEO and chairman of the board.

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

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility.  In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to two tenants on a month-to-month term basis at $2,500 per month.

In February 1997, the Company purchased a 9.73-acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado.  The Company has since expended significant resources to refurbish the facility to house its Colorado operations.  The facility is also located within an enterprise zone, which continues to provide additional benefits.  The Company leases a portion of this facility’s excess office and yard space on a long-term basis at $4,100 per month.

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

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana.  These operations currently conduct business as divisions of the Company using the trade names Nutron, Rotocast of Tennessee, RMI-B and RMI-Nevada.  Prior to the merger, the operations in Bossier City, Louisiana were substantially discontinued.  Rotocast was a privately held Florida corporation, owned by GSC Industries, Inc. (“GSC”).  The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements.  A portion of the Nutron office building is being sub-leased on a long-term basis at $2,300 per month.

In conjunction with the Rotocast merger, the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations.  The consolidation of these facilities was completed in fiscal 1999 and enhanced the operations of the Company’s remaining facilities, reduced its overall manufacturing overhead costs, and allowed the Company to take greater advantage of its marketing and distribution channels.  Also, in fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities.

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

The Company purchases resin from five major suppliers in the U.S. and Canada.  There are fourteen additional suppliers of lesser significance.  Since the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals, and until recent years, has not generally been subject to volatile fluctuations that are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials, blended with virgin materials in the manufacturing of products, whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications that expire through the year 2010.  Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region, since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location, as well as a growing trend to structure multi-location, rotonically molding businesses throughout the United States.  However, each of these businesses still competes in a geographic region, which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically, the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $5,201,600 and $2,511,100 as of June 30, 2003 and 2002, respectively.  All of the backlog orders as of June 30, 2003 are expected to be filled during fiscal 2004.

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

Employees

As of June 30, 2003, the Company employed a total of 390 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

Item 2. Properties

The Company’s corporate office occupies a separate building that uses approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

Property Location	Building Square Footage	Total Facility Square Footage	Annual Base Rent	Expiration Date (2)

Gardena, California (1)	42,800	183,300	$307,000	October 2011

Caldwell, Idaho	21,250	71,200	$105,600	September 2005

Bartow, Florida	46,200	174,600	$129,400	September 2004

Miami, Florida (3)	50,000	86,000	$168,000	March 2013

Gainesville, Texas (4)	—	108,900	$1,000	April 2006

Brownwood, Texas	42,800	136,120	$74,700	March 2013

Las Vegas, Nevada	30,000	90,000	$139,700	March 2013

Knoxville, Tennessee	44,000	174,240	$151,500	March 2013

(1)   The Company has a first right to purchase option on this facility.

(2)   Does not give effect to any renewal options.

(3)   The Company recently negotiated a sub-lease on one of the Miami buildings (18,000 sq. ft.) for $4,000 per month and is currently sub-leasing a portion of the other building’s office space for $2,300 per month.

(4)   Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994, the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois, for the Company’s Illinois manufacturing operations.  The Texas and Illinois facilities were encumbered by a combined $1.77 million mortgage, which was paid in full on August 15, 2002.  In February 1997, the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado, for the Company’s Colorado manufacturing operations. The Company currently leases a portion of this facility for $4,100 per month. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production, and office space) in Deerfield, Wisconsin, which was vacated in December 1995 by the Company, and its operations were incorporated into the Illinois facility.  The Wisconsin facility is currently leased to two unrelated lessees for $2,500 per month, and is currently listed for sale.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock ($.01 stated value) is traded on the American Stock Exchange (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 3,750 at September 1, 2003.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2003 and 2002, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low

Fiscal 2002.
First Quarter Ended September 30, 2001	$1.12	$0.57
Second Quarter Ended December 31, 2001	0.82	0.57
Third Quarter Ended March 31, 2002	1.00	0.66
Fourth Quarter Ended June 30, 2002	1.19	0.81

Fiscal 2003.
First Quarter Ended September 30, 2002	$1.42	$0.95
Second Quarter Ended December 31, 2002	1.17	0.90
Third Quarter Ended March 31, 2003	1.44	0.97
Fourth Quarter Ended June 30, 2003	1.68	1.20

Since fiscal 1996 the Company has paid six regular cash dividends on its Common Stock and in fiscal 2003, the Company declared a regular cash dividend of $.05 per common share on its Common Stock that was paid in July 2003.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors (“the Board”) and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

Item 6. Selected Financial Data

	Year ended June 30,
	2003	2002	2001	2000	1999
Income Statement Data
Net sales	$35,972,100	$37,973,300	$40,520,100	$46,647,700	$46,730,900

Cost of goods sold	26,927,300	27,765,900	31,158,700	34,645,000	34,566,500

Gross margin	9,044,800	10,207,400	9,361,400	12,002,700	12,164,400

Selling, general, and administrative expenses (B)	7,068,700	7,540,900	7,635,400	7,888,900	8,841,600

Interest expense	266,000	464,100	743,100	955,000	987,700

Net income from operations	$1,156,600	$1,408,700	$473,700	$2,030,500	$1,326,000

Basic/diluted income per common share from operations	$0.09	$0.11	$0.04	$0.14	$0.09

Avg. common shares outstanding (A)	12,486,000	12,758,800	12,835,200	13,981,800	15,379,400

Other Financial Data

Net income from operations as a percent of sales	3.2%	3.7%	1.2%	4.4%	2.9%

(A)    Computed on the basis of the weighted average number of common shares outstanding during each year.

(B)    Fiscal 1999 includes $394,400 in plant consolidation expenses.

	At June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data

Current assets	$11,440,200	$12,043,100	$13,379,700	$14,866,100	$15,701,500

Current liabilities	4,710,700	4,559,400	4,185,600	5,408,300	5,965,900

Working capital surplus	6,729,500	7,483,700	9,194,100	9,457,800	9,735,600

Total assets	26,450,200	27,841,800	34,500,800	37,193,200	39,300,300

Long-term debt	2,362,100	3,937,200	7,396,200	8,569,800	9,470,600

Total liabilities	9,500,200	11,061,700	14,193,700	16,629,400	17,866,000

Current ratio	2.4 to 1	2.6 to 1	3.2 to 1	2.7 to 1	2.6 to 1

Net book value per common share (A)	$1.37	$1.33	$1.59	$1.59	$1.42

Dividends (B)	$0.05	$0.05	$0.04	$—	$0.04

(A)    Computed on the basis of the actual number of common shares outstanding at the end of the fiscal year.  Fiscal 2002 net book value includes the write-down of goodwill amounting to $4.1 million in connection with the adoption of SFAS No. 142.

(B)    Based on cash dividends declared per common share during the respective periods.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal 2004.

Operations

Net sales fell 5.3% to $35,972,100 in fiscal 2003 compared to $37,973,300 in fiscal 2002.  Fiscal 2003 sales volumes continue to mirror our nation’s lackluster economy.  Our industrial product group reflected the most resilience during these tough conditions, reporting a modest 2.4% increase in sales.  Of the hardest hit sectors, our contract manufacturing group was down 6.8% in fiscal 2003.  However, fiscal 2003 was also a strong period for contract tooling projects that are expected to help boost future contract manufacturing sales.  We also continue to receive positive feedback that the U.S. economy is slowly moving forward.  If this trend sustains itself, we anticipate it will further support positive sales volume growth for our product lines.  We are also in the final stages of placing our new roto-molding machine into service, which will improve our competitive edge in the marketplace.

Net sales dropped 6.3% to $37,973,300 in fiscal 2002, compared to $40,520,100 in fiscal 2001.  Even though our diverse product offerings helped minimize sales volume deterioration, the country’s general economic conditions continued to weigh heavily on the manufacturing sector.  Our marine and consumer product groups reported the largest downturn with decreases of 26.5% and 17.8%, respectively, compared to fiscal 2001 volumes.  Despite the overall drop in sales, industrial products posted a respectable 6.0% increase over fiscal 2001 sales volumes.  Industrial products continue to be a growth sector for us as we continue to broaden our product offerings and target specific niche markets.

Cost of goods sold was $26,927,300, or 74.9% of net sales, in fiscal 2003 compared to $27,765,900 or 73.1% and $31,158,700 or 76.9% of net sales in fiscal 2002 and 2001, respectively.  We were pleased that targeted gross margin objectives were sustained as we continued to battle rising raw material, insurance and utility costs.  Workers compensation costs continue to escalate in many areas in which we operate reflecting a 33.6% rise over prior years costs.  To date, we have contained most of these costs through systematic product price increases, sustaining workforce reductions and ongoing efficiency and cost containment efforts.  Fiscal 2002 was also pressured by a lackluster economy.  To maintain acceptable margins, we again improved our manufacturing efficiencies and reduced our workforce by 15% during the year.  This, coupled with favorable resin prices and a $600,000 reduction in natural gas costs that had previously spiked in fiscal 2001, helped counter the 36% increase in workers compensation costs in fiscal 2002.  As depicted, the cost of plastic resin, utility costs and labor related costs represent the major portion of the Company’s manufacturing costs.  We anticipate that we will continually be challenged to mitigate future cost increases related to these expenses, which in turn could hamper the Company’s goal to maintain future gross margin objectives.

Selling, general and administrative (“SG&A”) expenses were $7,068,700, or 19.7% of net sales, in fiscal 2003 compared to $7,540,900, or 19.9% of net sales, in fiscal 2002.  Overall SG&A costs have decreased $472,200, which is primarily attributed to our cost containment efforts.  These efforts were reflected in reduced marketing costs of $87,600, travel costs of $43,800 and wage/benefit costs of $280,200.  Additional cost savings were also reflected in commission/royalty expenses of $172,600 due to royalty agreements completed last fiscal year and a dip in commission-based product sales, and finally, a reduction in bad debt expense of $47,400.  These costs savings were partially offset by a $190,000 one-time administrative contractual charge during fiscal 2003.

SG&A expenses were $7,540,900, or 19.9% of net sales, in fiscal 2002 compared to $7,635,400, or 18.8% of net sales, in fiscal 2001.  The comparative percentage increase is attributed to the lower sales volumes.  However, overall SG&A costs decreased by $94,500, which is primarily related to the elimination of goodwill amortization in the amount of $324,900, net of planned increases in marketing, wage and wage-related costs of approximately $121,900, and an increase in bad debt expense of $140,800.

Income from operations was $1,976,100, or 5.5% of net sales, in fiscal 2003 compared to $2,666,500 or 7.0% and $1,726,000 or 4.3% of net sales in fiscal 2002 and 2001, respectively.  The 25.9% reduction in operating income in fiscal 2003 is attributed to the 5.3% reduction in sales volumes coupled with 1.8% increase in cost of goods sold attributed to unmitigated increases in workers compensation insurance, utilities and raw material costs.  The 54.5% increase in fiscal 2002 operating income was attributed to the elimination of goodwill amortization ($324,900) due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as well as lower raw material and utility costs.

Total interest expense decreased $198,100 to $266,000 in fiscal 2003, compared to $464,100 and $743,100 in fiscal 2002 and 2001, respectively.  The decrease is due to the significant reduction in our debt structure, which amounted to $2,068,400 and $3,045,700 in fiscal 2003 and 2002, respectively.  The overall debt reduction coupled with the low interest rate environment during the last two years and the renegotiation of our bank interest rate swap agreement contributed to further reductions in interest costs in fiscal 2003 and will continue to have a positive effect on reducing future interest costs.

Income taxes were $677,400, $947,200 and $614,800 in fiscal years 2003, 2002 and 2001, respectively.  Prior to fiscal 2003, a significant portion of our tax provision was the deferred tax component, which amounted to $307,100 and $511,500 in fiscal years 2002 and 2001, respectively.  During fiscal 2002 and 2001, these amounts primarily related to the utilization of our federal and state net operating loss (“NOL”) carryforwards and federal alternative minimum tax (“AMT”) credit carryforward, and thus did not diminish cash flows.  In fiscal 2001, we fully utilized our remaining federal NOL carryforward, and in fiscal 2002 we fully utilized the $412,600 federal AMT credit carryforward.  Following the utilization of these carryforwards, we have incurred an increase in our current federal taxes.  Current federal taxes amounted to $667,100 in fiscal 2003 compared to $476,300 and $26,000 in fiscal 2002 and 2001, respectively.  As such, our cash flow requirements have significantly increased for the payment of current federal taxes.

Net income before cumulative effect of change in accounting principle for goodwill decreased $252,100 to $1,156,600, or $.09 per common share, for fiscal 2003 compared to $1,408,700, or $.11 per common share, in fiscal 2002.  Although we believe that future market conditions are slowly improving, fiscal 2003 was hampered by a sluggish economy, especially in the fourth quarter, which contributed to the 5.3% drop in sales volumes.  While our cost containment efforts, as reflected in the $472,200 reduction in SG&A costs, along with lower interest costs, helped to preserve income levels, we still were unable to fully compensate for rising raw material, insurance and utility costs.  Even though these trends will continue to challenge future periods, we remain optimistic that our strong financial condition and business strategies will help us to continue to respond to current market conditions and allow us to take advantage of growth opportunities as they become available.

Net income before cumulative effect of change in accounting principle for goodwill increased $935,000 to $1,408,700, or $0.11 per common share, for fiscal 2002 compared to net income of $473,700, or $0.04 per common share, in fiscal 2001.  Even though market conditions were challenging in fiscal 2002, we were pleased that we were able to minimize the deterioration of sales volumes in comparison to the prior year results.  These efforts, coupled with improved efficiencies, cost containment efforts, workforce reductions and the reductions relating to interest expense and goodwill previously mentioned, helped to successfully minimize the impact of these adverse market conditions, and ultimately resulted in the 197% improvement in net income for fiscal 2002 before the effect of the accounting change.

Cumulative Effect of Change in Accounting Principle for Goodwill

We recorded an adjustment effective July 1, 2001 to reflect the impact of adopting SFAS No.142, amounting to a reduction of intangible assets of $4,105,900.  This amount is reflected in net loss for the fiscal year ended June 30, 2002 as a cumulative effect of change in accounting principle for goodwill.  The adjustment represents a write down of our net goodwill based on a review of the goodwill for impairment.  Under the assessment guidelines of SFAS No. 142 and the SEC’s guidance that our quoted market price is the most efficient mechanism for estimating fair value, it was determined the fair value of our reporting unit was less than its carrying value.  Although the assumptions used to estimate fair value may not be indicative of future results, our goodwill has been reduced to zero and will not require future impairment analysis.

Liquidity and Capital Resources

Working capital decreased $754,200 to $6,729,500 at June 30, 2003 compared to $7,483,700 at June 30, 2002.  The reduction is related to a decrease in accounts receivable, which is in-line with current sales volumes, plus a decrease in our current portion of long-term debt due to the payoff of our real estate note and a decrease in income taxes payable net of an increase in accounts payable at year end that included amounts due for the new roto-molding machine and additional resin shipments to take advantage of favorable pricing.  Cash flows from operations decreased $173,900 to $4,426,300 for fiscal 2003, compared to $4,600,200 for the same period last year.  This reduction is primarily related to the $252,100 drop in income before cumulative effect of change in accounting principle for goodwill between the two periods.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) were $4,220,400 in fiscal 2003 compared to $5,014,000 in fiscal 2002.  Although EBIDTA is not a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”), it is a relevant internal measurement of our operations and cash flows.  As such, in spite of the on going challenges faced in fiscal 2003, we continue to generate sufficient cash flows from operations enabling us to meet our working capital needs, service and reduce our debt ($2,068,400 in fiscal 2003), pay the $.05 per share common stock dividend declared in June 2003 and continue the common stock buyback program.

We expended $1,532,600 for property, plant and equipment (“PP&E”) in fiscal 2002, compared to $1,028,800 in fiscal 2002.  The increase of $503,800, in comparison to the amount expended in fiscal 2002, is due to the purchase of new technology-based molding equipment that will be completed in fiscal 2004.  We currently anticipate capital expenditures to total approximately $1.2 - $1.5 million in fiscal 2004.

Net borrowings under the line of credit increased $189,200 to $381,200 between June 30, 2002 and June 30, 2003.  The increase is due to the timing of funding capital expenditure projects and the payment of federal income taxes in June 2003.  Due to the timing of these types of payments, we can anticipate the line of credit to reflect temporary fluctuations throughout the year.

Effective October 1, 2001, the bank extended the maturity date on the line of credit to October 1, 2004.  In addition, management did not advance on the $2,000,000 term loan commitment and instead requested the bank to issue a new term loan commitment in the same amount that will expire on October 31, 2003.  Effective August 15, 2002, we also amended our interest rate swap agreement with the bank, by reducing the notional amount down to $4 million, reducing the fixed LIBOR rate and extending the maturity date to August 15, 2006.

The following is a summary of the Company’s contractual commitments associated with its debt and lease obligations as of June 30, 2003:

	For the year ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total

Principal payments- term debt	$864,300	$864,300	$864,300	$252,300	$—	$—	$2,845,200

Operating leases	1,110,000	1,006,100	883,400	841,600	841,000	3,534,200	8,216,300

Total commitments	$1,974,300	$1,870,400	$1,747,700	$1,093,900	$841,000	$3,534,200	$11,061,500

During fiscal 2001, we reinstated our common stock buyback program.  In fiscal 2003, we acquired 270,151 shares of common stock at a total cost of $340,500.  We plan to continue to actively acquire our common shares.  As of June 30, 2003, we had approximately 12,344,800 shares of common stock outstanding.

On June 24, 2003 the Board declared a dividend of $.05 per share of common stock payable on July 25, 2003 to stockholders of record on July 14, 2003.  This marks the seventh payment of dividends since 1996 on our common stock.  The Board is committed to annually review a dividend program for our common stock.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchases and repayment of long term debt for the foreseeable future.

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” as well as Accounting Principle Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 was effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement was effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.  This statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the disclosure requirements in SFAS No. 123, “Accounting for Stock-Based Compensation,” for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  The Company accounts for stock options under the intrinsic method pursuant to Accounting Principles Board (“APB”) Opinion 25,  “Accounting for Stock Issued to Employees,” which is permitted under SFAS No. 123.  Had compensation cost for the plan been determined in accordance with the fair value method as set forth in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per common share data would not have been significantly different.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  This statement is effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of SFAS No. 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements.  Certain financial and operating restrictions under these agreements are fully disclosed in notes 7 and 8 of the consolidated financial statements.

Critical Accounting Policies

We make various estimates when applying accounting policies in accordance with GAAP that affect our consolidated financial statements.  Due to the nature of our business, these estimates generally are not considered highly uncertain at the time of estimation and therefore are not expected to result in a period-to-period change that would materially affect our results of operations or financial condition.

We do apply key accounting principles as required by GAAP. These key accounting policies govern allowance for doubtful accounts, inventory valuation and income taxes.

Allowance for doubtful accounts

We make judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful.  Provisions are based on a percentage of net sales and a specific review of all significant outstanding receivable balances.  Percentages applied may vary based on analysis of historical collection experience or current economic trends.  If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the results of operations could be affected.

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

Income taxes

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on the current amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes.  We base our estimates of deferred tax assets and liabilities on current tax laws and rates and in certain cases expectations about future outcomes.  Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in accounting estimates.  Although management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in tour historical income tax provisions and accruals.  Such differences could have a material impact on our results of operations and financial position.

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

Our revenue growth and profitability depends on the overall demand for plastic products for commercial, recreational and residential uses.  Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions.  The general weakening of the global economy, the weakening of business conditions in the manufacturing industry, and governmental budgetary constraints have resulted in a decreased demand for our products.  If demand for our products continues to be weak, our revenue growth rates will be adversely affected.  In addition, our country’s war on terrorism, as well as federal and state budgetary concerns, have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results of operations.  If economic and market conditions do not improve as anticipated, our business will continue to be adversely affected.

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

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event, such as terrorist attacks upon the United States.  Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.  In 2001, California experienced ongoing power shortages, which resulted in “rolling blackouts.” These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to our operations and the operations of our customers.  Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income.

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

•      changes in our accounting policies;

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

Item 7a. Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank.  Primary exposures include movements in U.S. Treasury rates and LIBOR rates, which in turn affect the bank’s prime and LIBOR option rates.

We had approximately $3.2 million of variable rate debt as of June 30, 2003.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, we entered into an interest rate swap effective July 15, 1998, as amended on August 15, 2002.  The swap had a notional amount of $4 million as of June 30, 2003, and will step down to $3 million on August 15, 2004 and then $2 million on August 15, 2005, and will remain at this amount until its expiration on August 15, 2006.  The swap fixes the bank’s LIBOR option rate at 4.83% over the term of the contract.  The fair value of the swap, net of tax, amounted to ($158,200) as of June 30, 2003.  If interest rates increased by 1% during fiscal 2004 as compared to fiscal 2003, and additional borrowings are not incurred, we would not expect a significant increase in projected fiscal 2004 interest expense.

Item 8.  Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Schedules listed in Item 14(a)(1) and (2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls procedures pursuant to Rule 13a-14 under the Exchange Act.  Based upon this evaluation, our president and chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rules 13a-14.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption “Election of Directors” in the Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company’s Annual Meeting of the Stockholders to be held on December 8, 2003 (“the Proxy Statement”)

Executive Officers

As of September 1, 2003, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	67	Chairman of the Board, President, Chief Executive Officer
E. Paul Tonkovich	65	Secretary, Director
Douglas W. Russell	42	Chief Financial Officer, Assistant Secretary/Treasurer

Sherman McKinniss.  Mr. McKinniss served as President and Chief Executive Officer from August 1991 to December 2001 and again was appointed President and Chief Executive Officer in June 2003 following the resignation of Robert E. Gawlik.  Mr. McKinniss has also served as Director of the Company since 1991, and was appointed as Chairman of the Board in December 1994.  He was President and a Director of Rotonics from 1987-1991.  Previously, he owned and operated RMI, which he sold to the Company in 1986, and was a partial owner of Rotational Molding, Inc.-Florida, which was merged into Rotonics in 1988.  Mr. McKinniss is also a 50% owner of Atlantic Meeco, Inc., a marina dock building company, and has served as a board member of that company since 1993.

E. Paul Tonkovich.  Mr. Tonkovich has served as Secretary and a Director of the Company since August 1991.  He has been a practicing attorney since January 1966.  He was legal counsel to Mr. McKinniss and predecessors of the Company and is now legal counsel for the Company.

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

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the caption “Ratification of Appointment of Independent Auditors” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders that will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on form 8-K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

Report of Independent Public Accountants
Consolidated Balance Sheets, June 30, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Income/(Loss), Years Ended June 30, 2003, 2002, and 2001
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended June 30, 2003, 2002, and 2001
Consolidated Statements of Cash Flows, Years Ended June 30, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

		II	Valuation and Qualifying Accounts, Years Ended June 30, 2003, 2002, and 2001

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

None

(c)	The following exhibits are filed or furnished as part of this report:

Exhibit Number	Exhibit Title

23.1	Consent of Independent Public Accountants – Windes & McClaughry Accountancy Corporation

23.2	Statement Regarding Consent of Arthur Andersen LLP

31.1	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTONICS MANUFACTURING INC.

By	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer
Chairman of the Board
Date 09/24/2003

By	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer
Date 09/24/2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. PAUL TONKOVICH	Secretary, Director	09/24/2003
E. Paul Tonkovich

/s/ DAVID C. POLITE	Director	09/24/2003
David C. Polite

/s/ LARRY M. DEDONATO	Director	09/24/2003
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	09/24/2003
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/24/2003
Marc L. Berman

/s/ JULES SANDFORD	Director	09/24/2003
Jules Sandford

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2003 and 2002 and the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotonics Manufacturing Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

As discussed in Notes 1 and 6 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Long Beach, California
August 14, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Rotonics Manufacturing Inc.’s filing on Form 10-K for the year ended June 30, 2001.  Arthur Andersen LLP has not reissued this audit report in connection with this filing on Form 10-K.  See exhibit 23.2 for further discussion.  The consolidated balance sheets as of June 30, 2001 and 2000, the consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended June 30, 2000 and 1999 and the information in the schedule for 2000 and 1999 referred to in this report are not required to be and have not been included in the accompanying financial statements or schedules.

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

/s/ ARTHUR ANDERSEN LLP

Orange County, California
August 22, 2001

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Current assets:
Cash	$44,700	$66,900
Accounts receivable, net of allowance for doubtful accounts of $231,100 and $175,000, respectively	4,419,700	5,122,000
Current portion of notes receivable	92,100	10,300
Inventories	6,370,400	6,308,500
Deferred income taxes, net	256,900	272,800
Prepaid expenses and other current assets	256,400	262,600

Total current assets	11,440,200	12,043,100

Notes receivable, less current portion	138,600	336,800
Investment in partnership	104,300	108,700
Property, plant and equipment, net	14,462,000	15,004,000
Intangible assets, net	262,600	308,700
Other assets	42,500	40,500

	$26,450,200	$27,841,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,300	$1,357,600
Accounts payable	2,791,600	2,090,700
Accrued liabilities	1,054,800	982,300
Income taxes payable	—	128,800

Total current liabilities	4,710,700	4,559,400

Bank line of credit	381,200	192,000
Long-term debt, less current portion	1,980,900	3,745,200
Deferred income taxes, net	2,427,400	2,565,100

Total liabilities	9,500,200	11,061,700

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,344,791 and 12,614,942 shares, respectively, net of treasury shares	22,699,600	23,040,100
Accumulated other comprehensive loss	(158,200)	(128,000)
Accumulated deficit	(5,591,400)	(6,132,000)

Total stockholders’ equity	16,950,000	16,780,100

	$26,450,200	$27,841,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the year ended June 30,
	2003	2002	2001

Net sales	$35,972,100	$37,973,300	$40,520,100
Costs and expenses:
Cost of goods sold	26,927,300	27,765,900	31,158,700
Gross profit	9,044,800	10,207,400	9,361,400
Selling, general, and administrative expenses	7,068,700	7,540,900	7,635,400
Income from operations	1,976,100	2,666,500	1,726,000

Other (expense)/income:
Interest expense	(266,000)	(464,100)	(743,100)
Other income, net	123,900	153,500	105,600
Total other expense, net	(142,100)	(310,600)	(637,500)
Income before income taxes and cumulative effect of change in accounting principle for goodwill	1,834,000	2,355,900	1,088,500
Income tax provision	(677,400)	(947,200)	(614,800)
Income before cumulative effect of change in accounting principle for goodwill	1,156,600	1,408,700	473,700
Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)	—
Net income/(loss)	1,156,600	(2,697,200)	473,700

Other comprehensive loss, before tax:
Cumulative effect of adoption of SFAS 133	—	—	109,400
Unrealized holding loss arising during the period	(199,200)	(247,500)	(270,000)
Less: Reclassification adjustments for losses included in net income	149,000	186,400	8,300
Total other comprehensive loss before tax	(50,200)	(61,100)	(152,300)
Income tax benefit related to items of other comprehensive loss	20,000	24,500	60,900
Total other comprehensive loss, net of tax	(30,200)	(36,600)	(91,400)
Comprehensive income/(loss)	$1,126,400	$(2,733,800)	$382,300

Net income/(loss) per common share:
Basic and diluted
Income before accounting change	$0.09	$0.11	$0.04
Cumulative effect of change in accounting principle for goodwill	—	(0.32)	—
Net income/(loss)	$0.09	$(0.21)	$0.04

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount

Balances, June 30, 2000	12,905,721	$23,331,500	$—	$(2,767,700)	$20,563,800

Exercise of stock options	2,500	2,000	—	—	2,000
Repurchase of common stock	(146,823)	(130,400)	—	—	(130,400)
Common stock dividends	—	—	—	(510,600)	(510,600)
Other comprehensive loss, net of tax	—	—	(91,400)	—	(91,400)

Net income	—	—	—	473,700	473,700

Balances, June 30, 2001	12,761,398	23,203,100	(91,400)	(2,804,600)	20,307,100

Exercise of stock options	57,500	49,800	—	—	49,800
Repurchase of common stock	(203,956)	(212,800)	—	—	(212,800)
Common stock dividends	—	—	—	(630,200)	(630,200)
Other comprehensive loss, net of tax	—	—	(36,600)	—	(36,600)

Net loss	—	—	—	(2,697,200)	(2,697,200)

Balances, June 30, 2002	12,614,942	23,040,100	(128,000)	(6,132,000)	16,780,100

Repurchase of common stock	(270,151)	(340,500)	—	—	(340,500)
Common stock dividends	—	—	—	(616,000)	(616,000)
Other comprehensive loss, net of tax	—	—	(30,200)	—	(30,200)

Net income	—	—	—	1,156,600	1,156,600

Balances, June 30, 2003	12,344,791	$22,699,600	$(158,200)	$(5,591,400)	$16,950,000

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net income/(loss)	$1,156,600	$(2,697,200)	$473,700
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	—	4,105,900	—
Depreciation and amortization	2,120,400	2,194,000	2,672,300
Gain on sales of equipment	(2,100)	(8,600)	(48,000)
Deferred income tax (benefit)/expense	(101,800)	307,100	511,500
Provision for doubtful accounts	125,000	170,700	31,000
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	577,300	(182,000)	859,800
(Increase)/decrease in inventories	(61,900)	829,800	223,300
Decrease/(increase) in prepaid expenses and other current assets	6,200	86,500	(126,800)
(Increase)/decrease in other assets	(2,000)	64,800	(242,500)
Increase/(decrease) in accounts payable	715,100	(448,500)	(578,100)
Increase/(decrease) in accrued liabilities	22,300	48,900	(229,000)
(Decrease)/increase in income taxes payable	(128,800)	128,800	—
Net cash provided by operating activities	4,426,300	4,600,200	3,547,200

Cash flows from investing activities:
Repayments on notes receivable	116,400	177,000	61,600
Capital expenditures	(1,532,600)	(1,028,800)	(1,348,100)
Proceeds from sales of equipment	2,400	15,000	59,600
Distribution from investment in partnership	4,400	5,100	6,500
Net cash used in investing activities	(1,409,400)	(831,700)	(1,220,400)

Cash flows from financing activities:
Borrowings under line of credit	7,253,900	5,579,800	9,336,300
Repayments under line of credit	(7,064,700)	(6,487,800)	(10,551,400)
Proceeds from issuance of long-term debt	—	—	6,050,000
Repayments of long-term debt	(2,257,600)	(2,137,700)	(7,025,900)
Payment of common stock dividends	(630,200)	(520,900)	(200)
Proceeds from exercise of stock options	—	49,800	2,000
Repurchases of common stock	(340,500)	(212,800)	(130,400)
Net cash used in financing activities	(3,039,100)	(3,729,600)	(2,319,600)

Net (decrease)/increase in cash	(22,200)	38,900	7,200
Cash at beginning of year	66,900	28,000	20,800

Cash at end of year	$44,700	$66,900	$28,000

The accompanying notes are an integral part of these financial statements

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation, manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries, located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2003, 2002, or 2001.  In fiscal 2003, the Company purchased in aggregate approximately 97% of its plastic resin from five vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

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

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  Should events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed, the Company records an impairment charge or changes the useful life.

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

Derivative instruments

The Company accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.  The table below details the components of the basic and diluted EPS calculations:

	Net Income/(Loss)	Weighted Average Shares Outstanding	EPS
June 30, 2003
Basic EPS
Net income	$1,156,600	12,486,038	$0.09
Effect of dilutive stock options	—	10,633	—
Diluted EPS	$1,156,600	12,496,671	$0.09

June 30, 2002
Basic EPS
Net income before accounting change	$1,408,700	12,758,828	$0.11
Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	(0.32)
Net loss	(2,697,200)	12,758,828	(0.21)
Effect of dilutive stock options (1)	—	—	—
Diluted EPS	$(2,697,200)	12,758,828	$(0.21)

June 30, 2001
Basic EPS
Net income	$473,700	12,835,200	$0.04
Effect of dilutive stock options	—	10,800	—
Diluted EPS	$473,700	12,486,000	$0.04

(1) Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Geographic and Product Information

All of the Company’s manufacturing operations are located within the United States.  The Company’s revenues were almost exclusively generated in North America for the years ended June 30, 2003, 2002, and 2001.  The Company categorizes its products into five main groups.  Net sales for these products are summarized as follows:

	For Year Ended June 30,
	2003	2002	2001
Product Group:
Contract Manufacturing	$14,915,100	$16,000,300	$17,177,900
Industrial	11,058,500	10,802,000	10,190,300
Marine	2,774,700	2,796,100	3,806,000
Refuse	4,029,100	4,876,700	5,091,300
Consumer	3,194,700	3,498,200	4,254,600
Total net sales	$35,972,100	$37,973,300	$40,520,100

Impact of Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived assets and for Long Lived Assets to be Disposed of” as well as Accounting Principle Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.”  SFAS No. 144 not only retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, but also establishes a single accounting method for assets to be disposed of and broadens the presentation of discounted operations to include more disposal transactions.  SFAS No. 144 was effective for fiscal years beginning after December 15, 2001.  The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This pronouncement was effective for exit or disposal activities initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.  This statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends the disclosure requirements in SFAS No. 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  The Company accounts for stock options under the intrinsic method pursuant to Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, which is permitted under SFAS No. 123.  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per common share data would not have been significantly different.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  This statement is effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of SFAS No. 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 2 – NOTES RECEIVABLE:

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

Effective March 31, 1995, the Company sold products manufactured using these molds directly to end-users.  The Company pays this former customer royalty at the initial rate of 10%  (increased to 20% beginning fiscal 2000) of the Company’s net sales of these products.  Half of the royalty payments are being applied to reduce principal and interest, until the former customer has received a total of $300,000 in royalty payments or March 31, 1998, whichever is earlier.  Subsequently, all royalty payments shall be applied to principal and interest until such principal and interest are paid in full, at which time the royalty rate will be reduced to 5% through March 31, 2005.  As of June 30, 2003 and 2002, the total balance of this note amounted to $86,100 and $186,100.  The Company intends to hold this note until maturity.

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of June 30, 2003, the total balance of this note amounted to $138,600.  The customer is currently disputing the balance of this note.  The Company expects a resolution prior to maturity of the note.

At the end of fiscal 2003, the Company was owed $6,000 on a note receivable for the sale of various molds.

NOTE 3 - INVENTORIES:

Inventories consist of:

	June 30,
	2003	2002
Raw materials	$2,279,800	$2,006,900
Finished goods	4,090,600	4,301,600
	$6,370,400	$6,308,500

NOTE 4 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is being accounted for using the equity method.  The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2008, with annual principal reductions as provided.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	For Year Ended June 30,
	2003	2002
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,114,500	5,047,100
Machinery, equipment, furniture and fixtures	27,382,500	26,797,100
Construction in progress	548,200	17,900
	34,084,700	32,901,600
Less - accumulated depreciation and amortization	(19,622,700)	(17,897,600)
	$14,462,000	$15,004,000

NOTE 6 - INTANGIBLE ASSETS:

Intangible assets consist of:

	For Year Ended June 30,
	2003	2002
Patents	$475,700	$475,700
Less accumulated amortization, patents	(213,100)	(167,000)
Net patents	$262,600	$308,700

The changes in the carrying amount of goodwill is as follows:

	For Year Ended June 30,
	2003	2002
Balance at beginning of year	$—	$4,105,900
Cumulative effect of change in accounting principle for goodwill	—	(4,105,900)
Balance at end of each year	$—	$—

Aggregate amortization expense for the fiscal years ended June 30, 2003, 2002, and 2001 was $46,000, $46,000 and 333,300, respectively.  Future estimated amortization expense will be $46,000 for each of the next five years and $32,600 thereafter through 2010.

In fiscal 2002, the Company’s reporting unit was reviewed for goodwill impairment in conjunction with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”  Due to the disparity between the Company’s estimated fair value and its carrying value, a goodwill impairment loss of $4,105,900 was recognized as a cumulative effect of change in accounting principle as of July 1, 2001.  The fair value of the reporting unit was estimated using conservative valuation models involving guideline public companies, acquisition analysis and discounted cash flows as well as the Company’s market capitalization.

Goodwill amortization expense was $324,900 for the year ended June 30, 2001.

For illustrative purposes the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.

	For the Year Ended June 30,
	2002	2001
Reported net income before accounting change	$1,408,700	$473,700
Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—
Net (loss)/income	(2,697,200)	$473,700
Add back goodwill amortization	—	324,900
Proforma net (loss)/income	$(2,697,200)	$798,600

Basic and diluted earning per share:
Reported net income before accounting change	$.11	$.04
Cumulative effect of change in accounting principle for goodwill	$(.32)	—
Net (loss)/income	$(.21)	$.04
Goodwill amortization	—	$.02
Proforma net (loss)/income	$(.21)	$.06

NOTE 7 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2004.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus .25% (3.75% per annum at June 30, 2003).  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2003, total borrowings under the Company’s line of credit were $381,200 of which none was borrowed under the LIBOR option. Proceeds from the loan were used for working capital purposes.  At June 30, 2003, the Company had approximately $4,618,800 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2003.

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of:

	For Year Ended June 30,
	2003	2002
Note payable - Bank (A)	$2,845,200	$4,609,500
Note payable - Bank (B)	—	493,300
	2,845,200	5,102,800
Less current portion	(864,300)	(1,357,600)
	$1,980,900	$3,745,200

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (3.75% per annum at June 30, 2003). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At June 30, 2003, the total outstanding principal balance was under the LIBOR option at 2.3575% per annum maturing July 15, 2003.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At June 30, 2003 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  Advances under the line will be subject to monthly interest only payments at the bank’s prime or LIBOR interest rate options until October 1, 2003 at which time amounts borrowed will convert to a sixty-month fully amortizable loan.

(B)        In July 1998, a $2,000,000 real estate loan secured by the Company’s Bensenville, Illinois and Gainesville, Texas properties was issued to Wells Fargo bank.  This note replaced a 1994 real estate loan issued in connection with the purchase of the Bensenville, Illinois property.  The note was due in monthly principal installments of approximately $6,700 plus interest at the bank’s prime rate minus .25% or LIBOR interest rate option on a twenty-five year amortization with the outstanding principal due on July 1, 2008.   This note was repaid in full on August 15, 2002 and as a result, the Company’s Bensenville, Illinois and Gainesville, Texas properties are currently unencumbered.

On August 15, 2002, the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($4 million as of June 30, 2003) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the banks LIBOR rate.  The amended agreement also reduced the fixed LIBOR rate and extended the maturity date to August 15, 2006.

Aggregate annual maturities of long-term debt are summarized as follows:

Year Ending June 30

2004	$864,300
2005	864,300
2006	864,300
2007	252,300
$2,845,200

NOTE 9 – RELATED PARTY TRANSACTIONS:

The Company sold molded plastic products and molds under arms—length terms to Atlantic Meeco, Inc. (“AMI”) a company in which the President/CEO/Chairman of the Board of the Company has a 50% equity interest.  Sales to AMI amounted to $101,600, $59,100 and $59,500 in fiscal years 2003, 2002 and 2001, respectively.  Amounts due on sales to AMI were $32,000 and $2,100 at June 30, 2003 and 2002, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.

In fiscal years 2003, 2002 and 2001, the Company incurred legal fees and costs amounting to $21,000, $23,900 and $42,500, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

	June 30,
	2003	2002
Salaries, wages, commissions and related payables	$572,900	$554,200
Other	481,900	428,100
	$1,054,800	$982,300

NOTE 11 - STOCK OPTION PLAN:

In December 1994, at the Annual Meeting of Stockholders of the Company, the stockholders voted by majority decision to ratify and approve a new stock option plan as adopted by the Board of Directors (“the Board”) in June 1994.  The plan allows, at the discretion of the Board, for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company’s common stock on the grant date.  The plan expires June 12, 2004.

Stock Option Activity

	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2000	150,000	145,000	$0.8901
Granted	193,000		$1.1146
Exercised	(2,500)		$0.8125
Cancelled	(33,000)		$0.9886
Balance outstanding at June 30, 2001	307,500	277,500	$1.0084
Exercised	(57,500)		$0.8668
Cancelled	(50,000)		$0.8750
Balance outstanding at June 30, 2002	200,000	185,000	$1.1000
Cancelled	(95,000)		$1.0724
Balance outstanding at June 30, 2003	105,000	105,000	$1.1250

The Company did not grant any options in fiscal 2003.  At June 30, 2003, the Company had 832,500 shares available for future grants.  The Company accounts for stock options under the intrinsic value method.  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per common share data would not have been significantly different.

NOTE 12 - COMMON STOCK:

Treasury stock is recorded at cost.  At June 30, 2002, treasury stock consisted of 316 shares of common stock at a cost of $900.  In fiscal 2003 and 2002, the Company acquired 270,151 and 203,956 shares of its common stock at a total cost of $340,500 and $212,800, respectively.

On June 24, 2003 the Board declared a dividend of $.05 per share of common stock payable on July 25, 2003 to stockholders of record on July 14, 2003.

NOTE 13 - INCOME TAXES:

The components of the income tax provision were:

	For Year Ended June 30,
	2003	2002	2001
Current:
Federal	$(667,100)	$(476,300)	$(26,000)
State	(112,100)	(163,800)	(77,300)
	(779,200)	(640,100)	(103,300)
Deferred:
Federal	69,900	(302,800)	(473,700)
State	31,900	(4,300)	(37,800)
	101,800	(307,100)	(511,500)
	$(677,400)	$(947,200)	$(614,800)

At June 30, 2003, the Company has net operating loss (NOL) carry-forwards of approximately $6,511,300 for state income tax purposes.  The NOL carry-forwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2004 if not utilized.  The state NOL carry-forwards expire as follows:

Amount of Unused State Operating Loss Carryforwards	Expiration During Year Ended June 30,
$272,800	2004
444,400	2005
89,000	2006
582,600	2007
603,100	2008
840,200	2009
286,400	2010
555,300	2011
476,700	2012
395,300	2013
850,400	2014
262,500	2015
482,800	2016
179,800	2017
190,000	2018
$6,511,300

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

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For Year Ended June 30,
	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	3.8	3.8	3.6
Goodwill amortization	—	—	10.2
Other items, net	(0.9)	2.4	8.7
Effective income tax rate	36.9%	40.2%	56.5%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2003	2002
Deferred tax assets:
State NOL (net of federal benefit)	$388,300	$392,100
Employment-related reserves	55,200	103,300
Allowance for doubtful accounts	91,800	69,600
Interest rate swap derivative	105,400	85,400
	640,700	650,400
Deferred tax liabilities:
Depreciation and amortization	(2,504,000)	(2,635,500)
Net deferred tax liability before valuation allowance	(1,863,300)	(1,985,100)
Deferred tax assets valuation allowance	(307,200)	(307,200)
Net deferred tax liability	$(2,170,500)	$(2,292,300)

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2003, 2002, and 2001 amounted to $1,122,400, $1,114,200 and $1,055,100, respectively.

At June 30, 2003, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,

2004	$1,110,000
2005	1,006,100
2006	883,400
2007	841,600
2008	841,000
Thereafter	3,534,200
$8,216,300

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flows information are as follows:

	For the Year Ended June 30,
	2003	2002	2001
Cash paid during the year for:
Interest	$272,200	$477,300	$770,100
Income taxes	$925,400	$424,600	$180,200
Non-cash investing activities:
Conversion of accounts receivable to notes receivable	$—	$150,000	$—
Non-cash financing activities:
Common dividends declared but not paid	$616,000	$630,200	$510,600
Change in fair value of interest rate swap	$30,200	$36,600	$91,400

NOTE 16 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2003:
Net sales	$8,894,800	$8,530,500	$8,720,800	$9,826,000
Gross profit	2,347,500	2,067,000	2,121,300	2,509,000
Net income	361,700	198,900	102,800	493,200

Per share:
Net income-basic and diluted	$.03	$.01	$.01	$.04

Fiscal Year 2002:
Net sales	$9,588,300	$7,927,600	$9,368,100	$11,089,300
Gross profit	2,275,500	1,928,500	2,645,600	3,357,800
Net income before cumulative effect of change in accounting principle of goodwill	157,700	40,200	394,100	816,700
Net (loss)/income)	(3,948,200)	40,200	394,100	816,700

Per share:
Net income before cumulative effect of change in accounting principle for goodwill	.01	—	.03	.07
Net (loss)/income	$(.31)	$—	$.03	$.07

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2003, 2002 and 2001

Column A	Colum B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
June 30, 2003:
Allowance for doubtful accounts	$175,000	$123,000	$—		$(66,900	) (1)	$231,100

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

June 30, 2002:
Allowance for doubtful accounts	$99,200	$170,400	$—		$(94,600	) (1)	$175,000

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

June 30, 2001:
Allowance for doubtful accounts	$142,000	$29,600	$—		$(72,400	) (1)	$99,200

Deferred tax asset valuation allowance	$301,700	$—	$5,500	(2)	$—		$307,200

(1) Doubtful accounts written off during the year, net of recoveries.

(2) Represents valuation allowance for potential state NOL’s, which may expire prior to utilization.