Form 10-Q
period 2003-09-30
ROTONICS MANUFACTURING INC/DE
filed 2003-10-28
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2003

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Shares	12,325,191 Shares
($.01 stated par value)
Total Pages 15

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

ROTONICS MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$48,100	$44,700
Accounts receivable, net of allowance for doubtful accounts of $253,100 and $231,100, respectively	4,075,000	4,419,700
Current portion of notes receivable	68,200	92,100
Inventories	6,083,900	6,370,400
Deferred income taxes, net	239,900	256,900
Prepaid expenses and other current assets	350,700	256,400

Total current assets	10,865,800	11,440,200

Notes receivable, less current portion	138,600	138,600
Investment in partnership	104,300	104,300
Property, plant and equipment, net	14,397,600	14,462,000
Intangible assets, net	251,200	262,600
Other assets	42,300	42,500

	$25,799,800	$26,450,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	1,975,400	2,791,600
Accrued liabilities	944,600	1,054,800

Total current liabilities	3,784,300	4,710,700

Bank line of credit	727,100	381,200
Long-term debt, less current portion	1,764,900	1,980,900
Deferred income taxes, net	2,405,300	2,427,400

Total liabilities	8,681,600	9,500,200

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 12,325,191 and 12,344,791 shares, respectively, net of treasury shares	22,643,700	22,699,600
Accumulated other comprehensive loss, net of tax	(132,500)	(158,200)
Accumulated deficit	(5,393,000)	(5,591,400)

Total stockholders’ equity	17,118,200	16,950,000

	$25,799,800	$26,450,200

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$8,874,900	$8,894,800
Costs and expenses:
Cost of goods sold	6,793,200	6,547,300
Gross profit	2,081,700	2,347,500
Selling, general and administrative expenses	1,722,500	1,720,300
Income from operations	359,200	627,200

Other (expense)/income:
Interest expense	(54,900)	(82,000)
Other income, net	26,700	32,000
Total other expense, net	(28,200)	(50,000)

Income before income taxes	331,000	577,200
Income tax provision	(132,600)	(215,500)

Net Income	198,400	361,700

Other comprehensive gain/(loss) before tax:
Unrealized holding gain/(loss) arising during the period	8,300	(111,100)
Less: Reclassification adjustments for losses included in net income	34,400	46,500
Total other comprehensive gain/(loss) before tax	42,700	(64,600)
Income tax (expense)/benefit related to items of other comprehensive gain/(loss)	(17,000)	25,800
Total other comprehensive gain/(loss), net of tax	25,700	(38,800)
Comprehensive income	$224,100	$322,900

Accumulated deficit, beginning period	$(5,591,400)	$(6,132,000)
Net income	198,400	361,700
Accumulated deficit, end of period	$(5,393,000)	$(5,770,300)

Net income per common share:
Basic and diluted
Net income	$.02	$.03

Weighted average number of common and Common equivalent shares outstanding:
Basic	$12,317,762	$12,573,450
Diluted	$12,322,221	$12,575,034

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$198,400	$361,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,200	526,300
Gain on sales of equipment	—	(1,100)
Deferred income tax provision	(22,100)	(18,900)
Provision for doubtful accounts	22,100	24,600
Changes in assets and liabilities:
Decrease in accounts receivable	322,600	971,800
Decrease/(increase) in inventories	286,500	(47,200)
Increase in prepaid expenses and other current assets	(94,300)	(95,600)
Decrease/(increase) in other assets	200	(3,800)
(Decrease)/increase in accounts payable	(200,200)	1,069,400
(Decrease)/increase in accrued liabilities	(67,500)	30,400
Decrease in income taxes payable	—	(78,700)

Net cash provided by operating activities	983,900	2,738,900

Cash flows from investing activities:
Repayments on notes receivable	23,900	21,900
Capital expenditures	(462,400)	(696,100)
Distribution from investment in partnership	—	800
Proceeds from sales of equipment	—	1,200

Net cash used in investing activities	(438,500)	(672,200)

Cash flows from financing activities:
Borrowings under line of credit	2,753,400	1,050,300
Repayments under line of credit	(2,407,500)	(1,153,400)
Repayment of long-term debt	(216,000)	(1,259,300)
Payment of common stock dividends	(616,000)	(630,200)
Proceeds from exercise of stock options	108,000	—
Repurchases of common stock	(163,900)	(70,300)

Net cash used in financing activities	(542,000)	(2,062,900)

Net increase in cash	3,400	3,800
Cash at beginning of period	44,700	66,900

Cash at end of period	$48,100	$70,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,000	$87,700
Income taxes	$209,100	$311,000
Non-cash financing activity:
Change in fair value of interest rate swap	$(25,700)	$38,800

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

Basis of Presentation

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instrument with debt host contracts and embedded derivative features.  In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  This statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position, results of operation or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have an impact on the Company’s financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of:

	September 30, 2003	June 30, 2003

Raw materials	$2,070,200	$2,279,800
Finished goods	4,013,700	4,090,600

	$6,083,900	$6,370,400

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30, 2003	June 30, 2003

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,213,000	5,114,500
Machinery, equipment, furniture and fixtures	27,662,200	27,382,500
Construction in progress	627,100	548,200
	34,541,800	34,084,700

Less - accumulated depreciation and amortization	(20,144,200)	(19,622,700)

	$14,397,600	$14,462,000

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	September 30, 2003	June 30, 2003

Patents	$475,700	$475,700
Less accumulated amortization	(224,500)	(213,100)

Net patents	$251,200	$262,600

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which was originally set to mature on October 1, 2004.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (3.75% per annum at September 30, 2003).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2003, total borrowings under the Company’s line of credit was $727,100 of which $500,000 was borrowed under the LIBOR option at a LIBOR rate of 2.12% maturing October 15, 2003.  Proceeds from the loan were used for working capital purposes.  On October 1, 2003 the bank extended the maturity date on the line of credit to October 1, 2005.  At September 30, 2003, the Company had approximately $4,272,900 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	September 30, 2003	June 30, 2003

Note payable - Bank (A)	$2,629,200	$2,845,200
Less current portion	(864,300)	(864,300)

	$1,764,900	$1,980,900

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (3.75% per annum at September 30, 2003).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At September 30, 2003, the total outstanding principal balance was under the LIBOR option at 2.37% per annum maturing October 15, 2003.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

At September 30, 2003 the Company had available a term-loan commitment in the amount of $2,000,000 for future machinery and equipment purchases.  On October 1, 2003, this term-loan commitment expired and was not replaced.

On August 15, 2002, the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of September 30, 2003) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The interest rate swap agreement matures August 15, 2006.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30, 2003	June 30, 2003
Salaries, wages, commissions and related payables	$413,900	$572,900
Other	530,700	481,900

	$944,600	$1,054,800

NOTE 8 - STOCK OPTION PLAN:

The Company has a stock option plan, which allows, at the discretion of the Board of Directors (“the Board”), for the granting of options to key employees, officers, directors, and consultants of the Company to purchase 1,000,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the exercise price of the stock options will be a least 85% of the fair market value of the Company’s common stock on the grant date.  The maximum term for options granted under the plan is five years.  The plan expires June 12, 2004.

There were no options outstanding as of September 30, 2003 and the Company had 841,500 shares available for future grants.  On October 7, 2003, the Board adopted a new stock option plan for the granting of options to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  This new plan will be put to shareholder vote in conjunction with our December 2003 Shareholder’s meeting.  If the plan is approved it automatically replace the existing plan.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2003	105,000	$1.125

Exercised	(96,000)	$1.125
Cancelled	(9,000)	$1.125

Balance outstanding at September 30, 2003	—

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At September 30, 2003 and June 30, 2003 there was no outstanding treasury stock.  The Company continues to support its buyback as long as the market value per share continues to be under recognized by the stock market.  During the three month ended September 30, 2003 the Company acquired 115,600 shares of common stock at a total cost of $163,900.

On June 24, 2003, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 25, 2003 to stockholders of record on July 14, 2003.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended September 30,
	2003	2002
Current:
Federal	$130,000	$200,000
State	24,700	34,400
	154,700	234,400
Deferred:
Federal	(18,700)	(16,600)
State	(3,400)	(2,300)
	(22,100)	(18,900)

	$132,600	$215,500

At September 30, 2003, the Company had net operating loss (NOL) carryforwards of approximately $6,511,300 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2004 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Income	Shares	EPS Amount	Income	Shares	EPS Amount

Basic EPS
Net income	$198,400	12,317,762	$.02	$361,700	12,573,450	$.03

Effect of dilutive stock options	—	4,459	—	—	1,584	—

Diluted EPS	$198,400	12,322,221	$.02	$361,700	12,575,034	$.03

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual and other results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 to Financial Statements.  When used in this report, the words  “expects,”  “anticipates,”  “intends,”  “ plans,”  “believes,”  “seeks,”  “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents including our Form 10-K, that we file from time to time with the Securities and Exchange Commission.

Results of Operations - Three Months Ended September 30, 2003 and 2002

Net sales for the three months ended September 30, 2003 remained consistent at $8,874,900 as compared to $8,894,800 for the same period last year.  We were pleased that following a slow marketplace during the first two months of the current quarter, we experienced a significant increase in sales volumes in the last month that continues to show promising momentum into the next quarter.  In particular, we realized notable growth in our contractor manufacturing, refuse and marine product groups of 3.8%, 22.2% and 19.2%, respectively.  The growth in these product groups is attributed to prior period contract tooling projects that are new generating current period sales, our new line or refuse containers, the “Solution Series,” and our enhanced website that has improved the exposure of our multitude of products.  These gains helped offset a drop in our industrial product group that continues to be burdened by a highly competitive and lackluster marketplace.  We continue to closely follow these industry trends and remain optimistic that our marketing efforts coupled with our new technology-based roto molding machine at our Colorado facility will improve our competitive edge in the marketplace.

Cost of goods sold increased 2.9% to 76.5% of net sales for the three months ended September 30, 2003 compared to 73.6% for the same period last year.  The increase continues to stem from higher raw material, natural gas and insurance costs in comparison to last year.  We continue to incur higher workers compensation and general liability premiums year after year reflecting rates that are two to five times more than they were three years ago.  Natural gas costs also remain inflated resulting in increased costs of $77,900 in the current period in addition to contributing to inflated resin costs in spite of lower demand.  Because we do not anticipate these trends to change in the near future, we continue to implement various manufacturing efficiency and cost savings technologies, which includes the addition of our new roto molding machine, to minimize future dilution to our operating margins.

Selling general and administrative (“SG&A”) expenses were consistent at $1,722,500, or 19.4% of net sales, for the three months ended September 30, 2003 compared with $1,720,300, or 19.3% of net sales, for the same period last year.  We were extremely pleased in our efforts to keep SG&A costs in line with current sales volume levels.

Total interest expense decreased $27,100 to $54,900 for the three months ended September 30, 2003 compared to $82,000 for the same period last year.  The decrease is due to the $576,100 reduction in the company’s debt structure in comparison to amounts outstanding twelve months ago coupled with lower interest rates during the period.  We anticipate these factors will continue to have a positive effect on reducing future interest rate costs.

Net income decreased $163,300 to $198,400, or $.02 per common share, for the three months ended September 30, 2003 compared to $361,700, or $.03 per common share, for the same period last year.  As previously mentioned, we realized improved sales volumes during the last month of the current quarter that was instrumental in maintaining comparable sales volumes between the two periods.  However, the other obstacle that we did not completely overcome was to fully mitigate escalating resin, natural gas and insurance costs.  Although we anticipate these costs to continue to challenge operating results in the near future, we also recognize factors pointing to our nations economy hanging on the cusp of a strong recovery.  We believe that our cost cutting initiatives, investments in equipment and marketing efforts have positioned us to capitalize on these potential positive trends.  In the short-term, we remain committed to continue to expand exposure of our core product groups, maintain customer satisfaction, monitor industry trends and efficiently produce high quality products.

Financial Condition

Working capital increased $352,000 to $7,081,500 at September 30, 2003 compared to $6,729,500 at June 30, 2003.  The increase is related to the payment of capital expenditures and resin acquired in fiscal 2003 net of current period related reductions in inventory as well as reductions in accounts receivables.  Cash flows from operations decreased $1,755,000 to $983,900 for the three months ended September 30, 2003 compared to $2,783,900 for the same period last year.  The decrease is related to the current period’s $163,300 reduction in net income, plus a considerable reduction in the current accounts payable balance in contrast to the prior period balance that included higher than usual resin and capital expenditure purchases, and the additional cash flows generated in the fiscal 2003 period from higher fourth quarter fiscal 2002 sales volumes.

We expended $462,400 for property, plant and equipment (“PP&E”) during the three months ended September 30, 2003 compared to $696,100 for the same period last year.  The difference is attributed to costs related to our new technology-based roto molding machine expended during the prior year.  The new machine is substantially completed and will be fully operational in the next quarter.  We are pleased with the design and efficiency of this new machine that should enhance our competitive edge in the marketplace.  Fiscal 2004 expenditures will be primarily focused on smaller machinery and equipment projects and new mold acquisitions.  We anticipate expending $1.2 - $1.5 million on capital expenditures in fiscal 2004.

Net borrowing under the line of credit increased $345,900 to $727,100 between June 30, 2003 and September 30, 2003.  The increase is due to the timing of payments for capital expenditure projects, federal income taxes and our $.05 common stock dividend during the current period.  Due to the timing of these types of payments, we can anticipate the line of credit to reflect temporary fluctuations throughout the year.  Overall, our debt structure only increased by $129,900 to $3,356,300 due to these temporary line of credit borrowings.

Effective October 1, 2003, the bank extended the maturity date on the line of credit to October1, 2005.  In addition, we did not advance on the $2,000,000 term loan commitment that subsequently expired on October 1, 2003 and was not renewed. All other terms and conditions surrounding our credit facility with bank remained the same.

During the three months ended September 30, 2003, we acquired 115,600 shares of common stock at a total cost of $163,900.  We plan to continue this program throughout fiscal 2004.  In addition, we received $108,000 from the exercise of stock options resulting in the issuance of 96,000 shares of common stock.

On June 24, 2003, the Board of Directors (“the Board”) declared a common stock dividend of $.05 per common share ($616,000) that was paid on July 25, 2003 to stockholders of record on July 14, 2003.  This marked the seventh payment of dividends since 1996 on the Company’s stock.  The Board is committed to review a dividend program for our common stock on an annual basis.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchases and repayment of long term debt for the foreseeable future.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or has hybrid instruments with debt host contracts and embedded derivative features.  In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  This statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See notes to Consolidated Financial Statement in our Form 10-K for fiscal 2003, which contain additional information regarding our accounting policies and other disclosures by GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2003 and should be read in conjunction with this interim financial information.  Since June 30, 2003, there have been no significant changes in the Company’s exposure to market risk.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, summarized and processed within time periods specified in the SEC’s rules and forms.  As of the end of the period, covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls procedures pursuant to Rule 13a-14 under the Exchange Act.  Based upon this evaluation, our president and chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rules13a-14.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

(b)                             Reports on Form 8-K

On July 23, 2003, we filed a current report of Form 8-K reporting under item 12, Results of Operations and Financial Condition, announcing our press release dated July 23, 2003 outlining our unaudited fiscal year June 30, 2003 earnings.

On September 24, 2003, we filed a current report of Form 8-K reporting under item 12, Results of Operations and Financial Condition, announcing our press release dated September 24, 2003 outlining our audited fiscal year June 30, 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc. Registrant

Date: October 24, 2003	/s/ SHERMAN McKINNISS
Sherman McKinniss
President and Chief Executive Officer,
Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Chief Financial Officer,
Assistant Secretary/Treasurer