Form 10-Q
period 2003-12-31
ROTONICS MANUFACTURING INC/DE
filed 2004-02-05
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2003

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2003

Common Shares ($.01 stated value)	12,012,591 Shares

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

ROTONICS MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$57,200	$44,700
Accounts receivable, net of allowance for doubtful accounts of $222,200 and $231,100, respectively	3,563,600	4,419,700
Current portion of notes receivable	32,400	92,100
Inventories	6,125,300	6,370,400
Deferred income taxes, net	224,900	256,900
Prepaid expenses and other current assets	870,200	256,400

Total current assets	10,873,600	11,440,200

Notes receivable, less current portion	138,600	138,600
Investment in partnership	102,700	104,300
Property, plant and equipment, net	14,371,100	14,462,000
Intangible assets, net	239,700	262,600
Other assets	53,800	42,500

	$25,779,500	$26,450,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	1,740,700	2,791,600
Accrued liabilities	696,000	1,054,800

Total current liabilities	3,301,000	4,710,700

Bank line of credit	1,946,300	381,200
Long-term debt, less current portion	1,548,800	1,980,900
Deferred income taxes, net	2,406,000	2,427,400

Total liabilities	9,202,100	9,500,200

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 12,012,591 and 12,344,791 shares, respectively, net of treasury shares	22,174,700	22,699,600
Accumulated other comprehensive loss, net of tax	(110,100)	(158,200)
Accumulated deficit	(5,487,200)	(5,591,400)

Total stockholders’ equity	16,577,400	16,950,000

	$25,779,500	$26,450,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE (LOSS)/INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net sales	$9,129,400	$8,530,500	$18,004,300	$17,425,300
Costs and expenses:
Cost of goods sold	7,456,000	6,463,500	14,249,200	13,010,800
Gross profit	1,673,400	2,067,000	3,755,100	4,414,500

Selling, general and administrative expenses	1,811,500	1,714,200	3,534,000	3,434,500

(Loss)/income from operations	(138,100)	352,800	221,100	980,000

Other (expense)/income:
Interest expense	(54,200)	(61,100)	(109,100)	(143,100)
Other income, net	30,900	32,500	57,500	64,500
Total other expenses	(23,300)	(28,600)	(51,600)	(78,600)

(Loss)/income before income taxes	(161,400)	324,200	169,500	901,400
Income tax benefit/(provision)	67,200	(125,300)	(65,300)	(340,800)
Net (loss)/income	(94,200)	198,900	104,200	560,600

Other comprehensive income/(loss), before tax:
Unrealized holding gain/(loss) arising during the period	9,200	(26,200)	17,500	(137,300)
Less: Reclassification adjustments for losses included in net (loss)/income	28,200	32,000	62,600	78,500
Total other comprehensive income/(loss) before tax	37,400	5,800	80,100	(58,800)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(15,000)	(2,300)	(32,000)	23,500
Total other comprehensive income/(loss), net of tax	22,400	3,500	48,100	(35,300)
Comprehensive (loss)/income	$(71,800)	$202,400	$152,300	$525,300

Accumulated deficit, beginning of period	$(5,393,000)	$(5,770,300)	$(5,591,400)	$(6,132,000)
Net (loss)/income	(94,200)	198,900	104,200	560,600
Accumulated deficit, end of period	$(5,487,200)	$(5,571,400)	$(5,487,200)	$(5,571,400)

Net (loss)/income per common share:
Basic and diluted
Net (loss)/income	$(.01)	$.01	$.01	$.04

Weighted average number of common and common equivalent shares outstanding:
Basic	12,317,026	12,527,405	12,317,368	12,550,520
Diluted	12,317,026	12,527,405	12,319,598	12,551,312

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002

Cash flows from operating activities:
Net income	$104,200	$560,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,080,800	1,054,900
Gain on sale of equipment	—	(1,100)
Deferred income tax benefit	(21,400)	(18,600)
Provision for doubtful accounts	44,300	47,100
Changes in assets and liabilities:
Decrease in accounts receivable	811,800	1,777,500
Decrease/(increase) in inventories	245,100	(244,000)
Increase in prepaid expenses and other current assets	(613,800)	(315,600)
Increase in other assets	(11,300)	(2,000)
(Decrease)/increase in accounts payable	(434,900)	637,200
Decrease in accrued liabilities	(278,700)	(148,300)
Decrease in income taxes payable	—	(128,800)

Net cash provided by operating activities	926,100	3,218,900

Cash flows from investing activities:
Repayments on notes receivable, net	59,700	42,800
Capital expenditures	(967,000)	(977,400)
Distribution from investment in partnership	1,600	2,600
Proceeds from sale of equipment	—	1,200

Net cash used in investing activities	(905,700)	(930,800)

Cash flows from financing activities:
Borrowings under line of credit	6,024,600	3,803,200
Repayments under line of credit	(4,459,500)	(3,533,400)
Repayment of long-term debt	(432,100)	(1,825,400)
Payment of common stock dividend	(616,000)	(630,200)
Repurchases of common stock	(632,900)	(122,300)
Proceeds from issuance of common stock	108,000	—

Net cash used in financing activities	(7,900)	(2,308,100)

Net increase/(decrease) in cash	12,500	(20,000)

Cash at beginning of period	44,700	66,900

Cash at end of period	$57,200	$46,900

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$108,200	$148,400
Income taxes	$435,600	$684,500

Non-cash financing activity:
Change in fair value of interest rate swap	$(48,100)	$35,300

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) Issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests.  A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership.  This interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for the periods ending after December 15, 2003 and for all other types of entities in the financial statements for periods ending after March 15, 2004.  We do not have any interests that would change our current reporting entity or require additional disclosure as outlined in FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instrument with debt host contracts and embedded derivative features.  In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.  This statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position, results of operation or cash flows.

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

NOTE 2 - INVENTORIES:

Inventories consist of:

	December 31, 2003	June 30, 2003
Raw materials	$2,173,400	$2,279,800
Finished goods	3,951,900	4,090,600
	$6,125,300	$6,370,400

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	December 31, 2003	June 30, 2003
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,271,500	5,114,500
Machinery, equipment, furniture and fixtures	28,522,700	27,382,500
Construction in progress	201,800	548,200
	35,035,500	34,084,700

Less - accumulated depreciation	(20,664,400)	(19,622,700)
	$14,371,100	$14,462,000

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	December 31, 2003	June 30, 2003

Patents	$475,700	$475,700
Less - accumulated amortization, patents	(236,000)	(213,100)

	$239,700	$262,600

Aggregate amortization expense for the six months ended December 31, 2003 and 2002 was $23,000.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2005 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (3.75% per annum at December 31, 2003).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At December 31, 2003, total borrowings under the Company’s line of credit was $1,946,300 of which $1,000,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 2.15% per annum and maturing January 15, 2004.  Proceeds from the loan were used for working capital purposes.  At December 31, 2003, the Company had approximately $3,053,700 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	December 31, 2003	June 30, 2003

Note payable – Bank (A)	$2,413,100	$2,845,200
Less – current portion	(864,300)	(864,300)

	$1,548,800	$1,980,900

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (3.75% per annum at December 31, 2003).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At December 31, 2003, the total outstanding principal balance was under the LIBOR option at 2.4% per annum maturing January 15, 2004.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

On October 1, 2003 the Company’s term-loan commitment in the amount of $2,000,000 expired and was not replaced.

Effective August 15, 2002 the Company amended its interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of December 31, 2003) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The interest rate swap agreement matures August 15, 2006.

NOTE 7 – ACCRUED LIABILITIES:

Accrued liabilities consists of:

	December 31, 2003	June 30, 2003

Salaries, wages, commissions and related payables	$328,200	$572,900
Other	367,800	481,900
	$696,000	$1,054,800

NOTE 8 - STOCK OPTION PLAN:

The Company has a new stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan automatically replaces the prior stock option plan and allows at the discretion of the Board of Directors to grant options to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years.  The plan expires on October 6, 2013.

There were no options outstanding as of December 31, 2003 leaving 850,000 shares available for future grants.  The following outlines the stock option activity since June 30, 2003 under the prior stock option plan.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2003	105,000	$1.125

Exercised	(96,000)	$1.125

Cancelled	(9,000)	$1.125

Balance outstanding at December 31, 2003	—

NOTE 9 - COMMON STOCK:

Treasury stock is recorded at cost.  At December 31, 2003 and June 30, 2003 there was no outstanding treasury stock.  The Company continues to support its buyback as long as the market value per share continues to be under recognized by the stock market.  During the six months ended December 31, 2003 the Company acquired 428,200 shares of common stock at a total cost of $632,900.

On June 24, 2003, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 25, 2003 to stockholders of record on July 14, 2003.

NOTE 10 - INCOME TAXES:

The components of the income tax (benefit)/provision were:

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Current
Federal	$(66,700)	$105,000	$63,300	$305,000
State	(1,200)	20,000	23,400	54,400
	(67,900)	125,000	86,700	359,400

Deferred
Federal	2,500	100	(16,200)	(16,500)
State	(1,800)	200	(5,200)	(2,100)
	700	300	(21,400)	(18,600)

	$(67,200)	$125,300	$65,300	$340,800

At December 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $6,511,300 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2004 if not utilized.

NOTE 11 – OPERATING LEASES:

The Company leases certain facilities and equipment under long-term operating leases that expire at various dates through March 2013.  During the six months ended December 31, 2003, rent expense under these leases, including month-to-month rentals, was approximately $560,800.  The Following table summarizes the obligations under these commitments on an annual basis:

Year Ending June 30,

2004	$1,110,000
2005	1,006,100
2006	883,400
2007	841,600
2008	841,000
Thereafter	3,534,200
$8,216,300

The Company receives sub-lease income on certain properties that it rents from others.  The Miami facility is currently seeking a tenant for one of its buildings with a current rent expense of approximately $4,500 per month, through March 2013.  The Company expects that the building will be leased at a near market rate in the short-term, however there is no assurance as to when a tenant will occupy the building.  Although the outcome of this matter is not readily determinable, management believes that any exposure related to this sub-lease will not be significant.

NOTE 12 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended December 31, 2003			Three months ended December 31, 2002
	Loss	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net (loss)/income	$(94,200)	12,317,026	$(.01)	$198,900	12,527,405	$.01

Effect of dilutive stock options	—	—	—	—	—	—	(1)

Diluted EPS	$(94,200)	12,317,026	$(.01)	$198,900	12,527,405	$.01	(1)

	Six months ended December 31, 2003			Six months ended December 31, 2002
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$104,200	12,317,368	$.01	$560,600	12,550,520	$.04

Effect of dilutive stock options	—	2,230	—	—	792	—

Diluted EPS	$104,200	12,319,598	$.01	$560,600	12,551,312	$.04

(1)          Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilute effect.

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

Results of Operations - Three Months Ended December 31, 2003 and 2002

Net sales for the three months ended December 31, 2003 increased 7% to $9,129,400 compared to $8,530,500 for the same period last year.  This is the second year in a row that we have reported positive sales growth during the second quarter.  Our contract manufacturing and refuse product groups performed well boasting a 16% and 22% increase, respectively, compared to sales volume last year.  We are also pleased with the growth in our tank, linen and laundry product lines that continue to benefit from our refined sales and marketing efforts, new and improved product offerings and enhanced product information that is now available on our Company website.  In addition, we continue to receive positive feedback from the numerous tradeshow events we attend across the country and feel optimistic that the economy is poised to gain additional momentum.  It is our goal that our focused marketing efforts will continue to fuel market share growth within our industry sectors.  Finally, we have also been busy complimenting our existing product lines with new products and tooling for many of our plants.  In particular we have added a new line of refuse containers and several new tanks for our industrial products group.  These additions, along with our state of the art molding machine, should also have a positive impact on future sales volumes.

Cost of goods sold jumped to 81.7% of net sales for the three months ended December 31, 2003 compared to 75.8% for the same period last year.  Our cost structures continue to be plagued by rising raw material, natural gas and insurance costs.  During the last year most of our raw material suppliers, impacted by their own economic issues, have been unwilling to offer favorable pricing programs and instead continue to pass on price hikes.  This coupled with an increase of approximately $125,000 in natural gas and insurance costs during the current quarter significantly impacted our ability to maintain target gross margins.  We are very sensitive to these inflationary trends and do strive to mitigate any erosion they may have on our gross margins.  However, this task has been very difficult during the fiscal year due to the shear magnitude of the cost increases and especially those specific to our California and Florida facilities.  We currently do not foresee any near-term relief from these escalating costs and as such continue to strive to keep pace with them with, by systematically increasing customer prices.  During the current period, we also incurred a one time inventory write-down of approximately $200,000 that further diminished our gross profit.

Selling, general and administrative (“SG&A”) expenses were $1,811,500, or 19.8% of net sales, for the three months ended December 31, 2003 compared with $1,714,200, or 20.1% of net sales, for the same period last year.  We were pleased that our SG&A costs remained fairly static between the two periods noting slight increases in the current period related to sales and marketing costs of $60,700 and additional insurance costs of $30,300.

Total interest expense decreased $6,900 to $54,200 for the three months ended December 31, 2003 compared to $61,100 for the same period last year.  We continue to benefit from historically low interest rates coupled with our smaller debt load in comparison to prior to periods.  Although we have recently incurred an increase in our line of credit borrowings, we do not foresee any significant increases to our future interest costs.

We reported an income tax benefit of $67,200 for the three months ended December 31, 2003 compared to an income tax provision of $125,300 for the same period last year.  The fluctuation is due to the current periods operating loss before tax of $161,400.

Net income decreased $293,100 to a net loss of $94,200, or a loss of one cent per common share, for the three months ended December 31, 2003 compared to  $198,900, or one cent per common share, for the same period last year.  Even though sales volumes have shown a marked improvement, our operating costs have been significantly impacted by rising raw material, natural gas and insurance costs as depicted above.  Due to the magnitude and timing of these escalating costs we have not been able to readily pass these costs along to our customer base.  Although these additional costs dampened our second quarter earnings, we will strive to mitigate any future impact on earnings through ongoing sales price increases and manufacturing efficiencies.  The current period’s net loss was also attributed to a one time inventory write-down of approximately $200,000, or $0.016 per common share.

Results of Operations - Six Months Ended December 31, 2003 and 2002

Net sales for the six months ended December 31, 2003 increased 3.3% to $18,004,300 compared to $17,425,300 for the same period last year.  Historically the second quarter can be a slower period for the Company, so we were very pleased with the $579,000 increase in overall sales volumes that took place during the period.  This trend was welcomed and optimistically depicts a turning point as well as a positive outlook for similar growth in the ensuing months.  Again, our primary growth in sales volumes was reported in our contract manufacturing and refuse product groups reporting growth of 9.5% and 22.1%, respectively.  We are also seeing improvements in our other product groups due to the positive direction of the economy.  In addition, our enhanced sales and marketing efforts continue to pay off as we see our target markets grow along with our dedication to provide enhanced access and support for our large array of products on our Company website.  Finally, we have recently added a new line of refuse containers, new mold additions to our septic, tank, linen, laundry, display and lighting lines, which coupled with our new state of the art molding machine, should also help boost regional sales volumes and expand the overall market share of our products.

Cost of goods sold increased by 4.4% to 79.1% of net sales for the six months ended December 31, 2003 compared to 74.7% for the same period last year.  The increase is again attributed to escalating raw material, natural gas and insurance costs that increased by $232,800 during the current period.  Even though we actively monitor these trends, their shear magnitude, along with their continual upward trend, has hampered our ability to timely prevent erosion to our gross margins.  We currently do not foresee ant near-term relief from these escalating costs and as such will be vigilant in our efforts to keep pace with them with, by systematic sales price increases and manufacturing efficiencies.  During the second quarter of fiscal 2004, we also incurred a one time write-down of inventory of approximately $200,000 that further diminished our gross profit.

Selling, general and administrative (“SG&A”) expenses were $3,534,000, or 19.6% of net sales, for the six months ended December 31, 2003 compared to $3,434,500, or 19.7% of net sales, for the same period last year.  We were pleased that SG&A cost remained static between the two periods and were inline with our corporate goals.  We did incur a slight increase in overall costs of approximately $99,500 that was primarily related to increased sales and marketing costs of $62,700 and the balance to escalating insurance costs of $38,100.

Total interest expense decreased $34,000 to $109,100 for the six months ended December 31, 2003 compared to $143,100 for the same period last year.  We continue to benefit from historically low interest rates coupled with our smaller debt load in comparison to prior periods.  Although we have recently incurred an increase in our line of credit borrowings, we feel this is a temporary trend and do not foresee any significant increases in future interest costs.

Income taxes were $65,300 for the six months ended December 31, 2003 compared to $340,800 for the same period last year.  The decrease is due to the $731,900 decrease in income before taxes.

Net income decreased $456,000 to $104,200, or one cent per common share, for the six months ended December 31, 2003 compared to $560,600, or four cents per common share, for the same period last year.  We were again pleased to see positive signs of a sustained economic recovery in our marketplace, which in turn helped fuel the current period $579,000 increase in sales volume.  However, as previously mentioned, our operating results were dramatically dampened by increased raw material costs, natural gas costs, insurance costs and the $200,000 inventory write-down in the second quarter.  These escalating costs are expected to continue to challenge future operating results.  As such, we will remain highly sensitive to their negative impact and will strive to mitigate future reductions to operating results with systematic sales price increases and manufacturing efficiencies.

Financial Conditions

Working capital increased $843,100 to $7,572,600 at December 31, 2003 compared to $6,729,500 at June 30, 2003.  The increase is related to borrowings under our line of credit that were used for the payment of capital expenditures, resin and wage costs that were incurred in fiscal 2003, capital expenditure and resin purchases paid for in the second quarter of fiscal 2004 and the payment of federal income taxes currently reflected as a prepaid expense.  Cash flow from operations decreased by $2,292,800 to $926,100 for the six months ended December 31, 2003 compared to $3,218,900 for the same period last year.  The decrease is related to the $456,400 reduction in the current period’s net income plus a significant reduction in current periods accounts payable balance that was inflated in the prior year due to higher than usual resin and capital expenditure purchases, plus reductions in accrued liabilities related to wage accruals in fiscal 2003 that were paid in fiscal 2004, an increase in prepaid expenses related to current period’s income tax prepayments and the additional cash flows generated in the fiscal 2003 period as a result of higher fourth quarter fiscal 2002 sales volumes.

We expended $967,000 for property, plant and equipment (“PP&E”) during the six months ended December 31, 2003, which is comparable to the amount expended for the same period last year.  Costs incurred during the current period are related to the completion of our new state of the art roto-molding machine that was placed into service at our Commerce City, Colorado facility, the initial costs associated with a new roto-molding machine that will be installed at our Gainesville, Texas facility, and the bulk of the balance related to new tooling and tooling modifications.  We are pleased with the new design and efficiency of our new state of the art machine in Commerce City and anticipate it will greatly enhance our competitive edge in this region of the country.  This coupled with our new proprietary tooling will also expand our ability to gain regional market share.  We anticipate expending $1.2 - $1.5 million on capital additions in fiscal 2004.

Net borrowings under the line of credit increased $1,565,100 to $1,946,300 between June 30, 2003 and December 31, 2003.  The increase is due to the timing of payments for capital expenditure projects, plus approximately $225,000 in raw material purchases, $200,000 in federal income tax payments and $450,000 relating to the common stock block purchase all of which transpired during the last 45 days.  Due to the timing of such payments, it is not unusual to incur temporary fluctuations in our line of credit borrowings throughout the year.  Since June 30, 2003, our total debt borrowings have only rose $1,133,000 as a result of these recent cash outlays.  We anticipate that our overall debt borrowings will trend down during the remaining portion of fiscal 2004.  At December 31, 2003 we had $3,053,700 available for future borrowings under the line of credit.

Effective October 1, 2003, the bank extended the maturity date on the line of credit to October 1, 2005.  In addition, we did not advance on the $2,000,000 term loan commitment that subsequently expired on October 1, 2003 and was not renewed. All other terms and conditions surrounding our credit facility with bank remained the same, except that the agreement was also modified to expand our ability to issue letter of credits.

During the six months ended December 31, 2003, we acquired 428,200 shares of common stock (300,000 shares under a block purchase) at a total cost of $632,900.  We plan to continue our buyback program throughout fiscal 2004.  In addition, we received $108,000 from the exercise of stock options resulting in the issuance of 96,000 shares of common stock.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) Issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests.  A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership.  This interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for the periods ending after December 15, 2003 and for all other types of entities in the financial statements for periods ending after March 15, 2004.  We do not have any interests that would change our current reporting entity or require additional disclosure as outlined in FIN 46.

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

Inventory Valuation

Finished goods inventory is valued at cost and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such costs are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Such differences could have a material impact on our results of operations and financial position.

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

(b)                                 Reports on Form 8-K

On October 10, 2003, we filed a current report of Form 8-K reporting under item 12, Results of Operations and Financial Condition, announcing our press release dated October 10, 2003 outlining our unaudited financial results for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc. Registrant

Date: February 5, 2004	/s/ SHERMAN McKINNISS
Sherman McKinniss President, Chief Executive Officer, Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell Chief Financial Officer, Assistant Secretary/Treasurer