Form 10-Q
period 2004-03-31
ROTONICS MANUFACTURING INC/DE
filed 2004-05-04
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Shares	11,986,691 Shares
($.01 stated value)

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$90,900	$44,700
Accounts receivable, net of allowance for doubtful accounts of $246,800 and $231,100, respectively	5,591,700	4,419,700
Current portion of notes receivable	—	92,100
Inventories	6,353,200	6,370,400
Deferred income taxes, net	225,700	256,900
Prepaid expenses and other current assets	680,400	256,400

Total current assets	12,941,900	11,440,200

Notes receivable, less current portion	138,500	138,600
Investment in partnership	101,700	104,300
Property, plant and equipment, net	14,059,600	14,462,000
Intangible assets, net	228,200	262,600
Other assets	53,800	42,500

	$27,523,700	$26,450,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,930,100	2,791,600
Accrued liabilities	816,500	1,054,800

Total current liabilities	4,610,900	4,710,700

Bank line of credit	2,284,700	381,200
Long-term debt, less current portion	1,332,700	1,980,900
Deferred income taxes, net	2,382,100	2,427,400

Total liabilities	10,610,400	9,500,200

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 11,986,691 and 12,344,791 shares, respectively	22,136,300	22,699,600
Accumulated other comprehensive loss	(111,400)	(158,200)
Accumulated deficit	(5,111,600)	(5,591,400)

Total stockholders’ equity	16,913,300	16,950,000

	$27,523,700	$26,450,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net sales	$10,036,100	$8,720,800	$28,040,400	$26,146,100
Costs and expenses:
Cost of goods sold	7,654,100	6,599,500	21,903,300	19,610,300
Gross profit	2,382,000	2,121,300	6,137,100	6,535,800

Selling, general and administrative expenses	1,733,100	1,857,400	5,267,000	5,291,900

Income from operations	648,900	263,900	870,100	1,243,900

Other (expense)/income:
Interest expense	(51,900)	(64,600)	(161,100)	(207,800)
Other income, net	28,800	31,200	86,300	95,700
Total other expenses	(23,100)	(33,400)	(74,800)	(112,100)

Income before income taxes	625,800	230,500	795,300	1,131,800
Income tax provision	(250,100)	(127,700)	(315,500)	(468,400)
Net income	375,700	102,800	479,800	663,400

Other comprehensive (loss)/income, before tax:
Unrealized holding loss arising during the period	(30,300)	(25,100)	(12,800)	(162,400)
Less: Reclassification adjustments for losses included in net income	28,200	34,900	90,800	113,400
Total other comprehensive (loss)/income before tax	(2,100)	9,800	78,000	(49,000)
Income tax benefit/(provision) related to items of other comprehensive (loss)/income	800	(3,900)	(31,200)	19,600
Total other comprehensive (loss)/income, net of tax	(1,300)	5,900	46,800	(29,400)
Comprehensive income	$374,400	$108,700	$526,600	$634,000

Accumulated deficit, beginning of period	$(5,487,300)	$(5,571,400)	$(5,591,400)	$(6,132,000)
Net income	375,700	102,800	479,800	663,400
Accumulated deficit, end of period	$(5,111,600)	$(5,468,600)	$(5,111,600)	$(5,468,600)

Net income per common share:
Basic and diluted
Net income	$.03	$.01	$.04	$.05

Weighted average number of common and common equivalent shares outstanding:
Basic	12,002,530	12,457,863	12,213,197	12,520,081
Diluted	12,002,530	12,472,642	12,214,683	12,525,535

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$479,800	$663,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,632,800	1,584,800
Gain on sale of equipment	(1,100)	(2,100)
Deferred income tax (benefit)/provision	(45,300)	18,500
Provision for doubtful accounts	68,900	84,500
Changes in operating assets and liabilities:
Accounts receivable	(1,240,900)	559,800
Inventories	17,200	56,700
Prepaid expenses and other current assets	(424,000)	(330,200)
Other assets	(11,300)	(2,000)
Accounts payable	754,500	806,100
Accrued liabilities	(160,300)	(171,000)
Income taxes payable	—	(128,800)

Net cash provided by operating activities	1,070,300	3,139,700

Cash flows from investing activities:
Repayments on notes receivable	92,200	55,600
Capital expenditures	(1,196,000)	(1,181,700)
Distribution from investment in partnership	2,600	3,500
Proceeds from sale of equipment	1,100	2,400

Net cash used in investing activities	(1,100,100)	(1,120,200)

Cash flows from financing activities:
Borrowings under line of credit	8,122,600	5,688,500
Repayments under line of credit	(6,219,100)	(4,821,000)
Repayment of long-term debt	(648,200)	(2,041,500)
Payment of common stock dividend	(616,000)	(630,200)
Repurchases of common stock	(671,300)	(228,800)
Proceeds from issuance of common stock	108,000	—

Net cash provided by/(used in) financing activities	76,000	(2,033,000)

Net increase/(decrease) in cash	46,200	(13,500)

Cash at beginning of period	44,700	66,900

Cash at end of period	$90,900	$53,400

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$158,900	$212,100
Income taxes	$563,100	$771,600

Non-cash financing activity:
Change in fair value of interest rate swap	$(46,800)	$29,400

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

NOTE 2 – NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of March 31, 2004 and June 30, 2003, the balance of this note amounted to $138,600.  The customer is currently disputing the balance owed under the note.  At this juncture, we are still in the discovery and deposition phase of the litigation process and do not expect a resolution before June 30, 2004.

NOTE 3 - INVENTORIES:

Inventories consist of:

	March 31, 2004	June 30, 2003
Raw materials	$2,432,800	$2,279,800
Finished goods	3,920,400	4,090,600
	$6,353,200	$6,370,400

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	March 31, 2004	June 30, 2003
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,283,100	5,114,500
Machinery, equipment, furniture and fixtures	28,564,000	27,382,500
Construction in progress	244,600	548,200
	35,131,200	34,084,700

Less - accumulated depreciation	(21,071,600)	(19,622,700)
	$14,059,600	$14,462,000

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

	March 31, 2004	June 30, 2003

Patents	$475,700	$475,700
Less - accumulated amortization, patents	(247,500)	(213,100)

	$228,200	$262,600

Aggregate amortization expense for the nine months ended March 31, 2004 and 2003 was $34,400 and $34,500, respectively.

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2005 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (3.75% per annum at March 31, 2004).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At March 31, 2004, total borrowings under the Company’s line of credit was $2,284,700 of which $1,500,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 2.09% per annum and maturing April 15, 2004.  Proceeds from the loan were used for working capital purposes.  At March 31, 2004, the Company had approximately $2,715,300 available for future borrowings under the revolving line of credit.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

	March 31, 2004	June 30, 2003

Note payable – Bank (A)	$2,197,000	$2,845,200
Less – current portion	(864,300)	(864,300)

	$1,332,700	$1,980,900

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (3.75% per annum at March 31, 2004).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At March 31, 2004, the total outstanding principal balance was under the LIBOR option at 2.34% per annum maturing April 15, 2004.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

On October 1, 2003 the Company’s term-loan commitment in the amount of $2,000,000 expired and was not replaced.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of March 31, 2004) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notional amount of the swap agreement will remain at $3 million until

August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through to the swap’s maturity on August 15, 2006.

NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consists of:

	March 31, 2004	June 30, 2003

Salaries, wages, commissions and related payables	$415,300	$572,900
Other	401,200	481,900
	$816,500	$1,054,800

NOTE 9 - STOCK OPTION PLAN:

The Company has a new stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan automatically replaces the prior stock option plan and allows, at the discretion of the Board of Directors, option grants to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years.  The plan expires on October 6, 2013.

There were no options granted in fiscal 2004 or outstanding as of March 31, 2004 leaving 850,000 shares available for future grants.  The following outlines the stock option activity since June 30, 2003 under the prior stock option plan.

Stock Option Activity:

	Outstanding Shares	Weighted Average Price Per Share

Balance outstanding at June 30, 2003	105,000	$1.125

Exercised – prior stock plan	(96,000)	$1.125

Cancelled – prior stock plan	(9,000)	$1.125

Balance outstanding at March 31, 2004	—

NOTE 10 - COMMON STOCK:

Treasury stock is recorded at cost.  At March 31, 2004 and June 30, 2003 there was no outstanding treasury stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the nine months ended March 31, 2004 the Company acquired 454,100 shares of common stock at a total cost of $671,300.

On June 24, 2003, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 25, 2003 to stockholders of record on July 14, 2003.

NOTE 11 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003

Current
Federal	$228,500	$77,800	$291,800	$382,800
State	45,500	12,800	69,000	67,100
	274,000	90,600	360,800	449,900

Deferred
Federal	(20,800)	30,500	(37,000)	14,000
State	(3,100)	6,600	(8,300)	4,500
	(23,900)	37,100	(45,300)	18,500

	$250,100	$127,700	$315,500	$468,400

At March 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $7,008,000 for state income tax purposes.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2004 if not utilized.

NOTE 12 – OPERATING LEASES:

The Company leases certain facilities and equipment under long-term operating leases that expire at various dates through March 2013.  During the nine months ended March 31, 2004, rent expense under these leases, including month-to-month rentals, was approximately $856,100.  The Following table summarizes the obligations under these commitments on an annual basis:

Year Ending June 30,

2004	$1,110,000
2005	1,006,100
2006	883,400
2007	841,600
2008	841,000
Thereafter	3,534,200
$8,216,300

The Company receives sub-lease income on certain properties that it rents from others.  The Miami facility is currently seeking a tenant for one of its buildings with a current rent expense of approximately $5,500 per month, through March 2013.  The Company expects that the building will be leased at a near market rate in the short-term, however there is no assurance as to when a tenant will occupy the building.  Although the outcome of this matter is not readily determinable, management believes that any exposure related to this sub-lease will not be significant.

NOTE 13 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$375,700	12,002,530	$.03	$102,800	12,457,863	$.01

Effect of dilutive stock options	—	—	—	—	14,779	—

Diluted EPS	$375,700	12,002,530	$.03	$102,800	12,472,642	$.01

	Nine months ended March 31, 2004			Nine months ended March 31, 2003
	Income	Shares	EPS Amount	Income	Shares	EPS Amount

Basic EPS
Net income	$479,800	12,213,197	$.04	$663,400	12,520,081	$.05

Effect of dilutive stock options	—	1,486	—	—	5,454	—

Diluted EPS	$479,800	12,214,683	$.04	$663,400	12,525,535	$.05

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

Results of Operations - Three Months Ended March 31, 2004 and 2003

Net sales for the three months ended March 31, 2004 increased 15.1% to $10,036,100 compared to $8,720,800 for the same period last year.  All of our product groups have posted improvements during the current quarter with the most notable being refuse products which are up 25.6%, industrial products are up 25.3% and contract manufacturing products are up 10.6%.  We attribute these improvements to the sustained momentum in our marketplace coupled with our marketing efforts that have been heavily focused on expanding our market share within our various niche industries.  In addition, we have sustained a steady increase in our backlog over the last several months, which further indicates a positive trend for the remaining portion of fiscal 2004.

Cost of goods sold rose slightly to 76.3% of net sales for the three months ended March 31, 2004 compared to 75.7% for the same period last year.  The increase in sale volumes along with our manufacturing efficiencies and systematic price increases have had a positive influence on improving gross margins during the current quarter.  Even though material costs remain higher by 4.3% compared to the same period last year, management is pleased that it has been able to mitigate this cost as well as increases in natural gas and insurance costs.  In the near term, we still do not foresee any external relief from these costs and as such remain vigilant in our efforts to offset these rising costs during the balance of fiscal 2004.

Selling, general and administrative (“SG&A”) expenses were $1,733,100, or 17.3% of net sales, for the three months ended March 31, 2004 compared with $1,857,400, or 21.3% of net sales, for the same period last year.  We were pleased that overall SG&A costs dropped by $124,300 primarily due to a reduction in wages of $88,400.  We anticipate that this trend will hold during the balance of fiscal 2004 and should continue to foster improved operating results.

Total interest expense decreased $12,700 to $51,900 for the three months ended March 31, 2004 compared to $64,600 for the same period last year.  We continue to benefit from historically low interest rates and a more favorable debt structure in comparison to the prior period.  Although we have incurred an increase in our line of credit borrowings, we do not foresee any significant increases to our future interest costs.

Income taxes increased $122,400 to $250,100 for the three months ended March 31, 2004 compared to $127,700 for the same period last year.  The increase is directly related to and consistent with the $395,300 increase in income before taxes.

Net income increased  $272,900 to $375,700, or three cents per common share, for the three months ended March 31, 2004 compared to  $102,800, or one cent per common share, for the same period last year.  There were several factors that had a positive influence on boosting net income for the current period.  Foremost, is the sustained momentum in our marketplace that has fostered improved sales volumes for all of our product groups and continues to be evident in our current backlog.  Net sales also benefited from systematic price increases that were instituted over the last several months to offset rising raw material, natural gas and insurance costs.  We also continue to benefit from improve operational efficiencies, which coupled with the improved sales volumes, helped bring our gross margin up to 23.7% and was pivotal in creating the 265% increase in net income for the current period.  Although, we will still be challenged to keep stride with the increases in raw material, natural gas and insurance costs during the ensuing months, we feel confident we have laid the ground work to tackle these obstacles and look forward to a busy fourth quarter.

Results of Operations - Nine Months Ended March 31, 2004 and 2003

Net sales for the nine months ended March 31, 2004 increased 7.2% to $28,040,400 compared to $26,146,100 for the same period last year.  Again, we are pleased with the improvements in our marketplace during the last several months that has helped spur sales growth in the majority of our product groups.  On a year-to-date basis, refuse products have shown the largest increase boasting a 23.3% increase.  This product group has benefited from our newly designed refuse container as well as increased market activity for our refuse and medical waste containers.  Contract manufacturing and industrial product groups also posted gains during the current period due to a resurgence in custom product orders and our expanding linen and laundry business.  Our current backlog continues to signify that this trend will continue through the balance of fiscal 2004.

Cost of goods sold increased by 3.1% to 78.1% of net sales for the nine months ended March 31, 2004 compared to 75% for the same period last year.  Although we have made big strides in the third quarter, we still have some ground to make-up the overall 4.9% increase in material costs as well as the $250,000 increase in natural gas and workers compensation insurance costs incurred during the current year.  The shear magnitude of these additional costs, along with the approximately $200,000 inventory write-down in the second quarter, have weighed heavy on our ability to preserve optimal gross margin targets.  In the near term, we still do not foresee any external relief from these costs and as such will remain vigilant in our efforts to offset these rising costs during the balance of fiscal 2004.

Selling, general and administrative (“SG&A”) expenses were $5,267,000, or 18.8% of net sales, for the nine months ended March 31, 2004 compared to $5,291,900, or 20.2% of net sales, for the same period last year.  We were pleased that SG&A costs have trended down some due to wage cost savings of $62,200 less increased insurance costs of $43,500.  Although, insurance costs are expected to continue to outpace prior year’s costs, we still anticipate overall SG&A costs will stay within targets during the balance of fiscal 2004.

Total interest expense decreased $46,700 to $161,100 for the nine months ended March 31, 2004 compared to $207,800 for the same period last year.  We continue to benefit from historically low interest rates and a more favorable debt structure in comparison to the prior year.  Although we have incurred an increase in our line of credit borrowings, we do not foresee any significant increases in future interest costs.

Income taxes were $315,500 for the nine months ended March 31, 2004 compared to $468,400 for the same period last year.  The reduction is directly related to and consistent with the $336,500 decrease in income before taxes.

Net income decreased $183,600 to $479,800, or four cents per common share, for the nine months ended March 31, 2004 compared to $663,400, or five cents per common share, for the same period last year.  We were again pleased to see positive signs of a sustained economic recovery in our marketplace, which in turn helped fuel the $1,894,300 increase in current period sales.  However, as previously mentioned, our operating results have been dampened by increased raw material costs, natural gas and insurance costs and the second quarter inventory write-down.  Even though we recouped some of these costs in the third quarter, we still anticipate these costs will continue to challenge future operating results.  However, we remain confident in our ability to mitigate these costs and look forward to a busy fourth quarter.

Financial Conditions

Working capital increased $1,601,500 to $8,331,000 at March 31, 2004 compared to $6,729,500 at June 30, 2003.  The increase is related to the $1,172,000 increase in accounts receivable spurred by the increased sales volumes during the current year as well as an increase in prepaid expenses for the payment of income taxes and insurances.  Cash flows from operations decreased $2,069,400 to $1,070.300 for the nine months ended March 31, 2004 compared to $3,139,700 for the same period last year.  The decrease is attributed to a significant build-

up in our accounts receivable balance due to the improved sales volumes compared to the same period last year coupled with a decrease in our current period’s net income of $183,600.

We expended $1,196,000 for property, plant and equipment (“PP&E”) during the nine months ended March 31, 2004, which is comparable to the amount expended for the same period last year.  Costs incurred during the current period are related to the completion of our new state of the art roto-molding machine that was placed into service at our Commerce City, Colorado facility and the costs associated with a new roto-molding machine installed at our Gainesville, Texas facility that will be fully operational in the fourth quarter.  The remaining costs incurred are related to new tooling and tooling modifications that we feel have enhanced our competitive edge in the marketplace and in turn helped spur the improved sales volumes in fiscal 2004.  We anticipate expending $1.5 million on capital additions in fiscal 2004.

Net borrowings under the line of credit increased $1,903,500 to $2,284,700 between June 30, 2003 and March 31,2004.  The increase is due to the timing of payments for capital expenditure projects, raw material purchases, $300,000 in federal income taxes, a $450,000 common stock block purchase and payment of our annual bonus during the last few months.  Due to the timing of such payments, it is not unusual to incur temporary fluctuations in our line of credit borrowings throughout the year.  Since June 30, 2003, our total debt borrowings have risen only $1,255,300 as a result of these cash outlays.  We anticipate that our overall debt borrowings will trend down during the fourth quarter as we realize additional cash flows from our third quarter sales volumes. At March 31, 2004 we had $2,715,300 available for future borrowings under the line of credit.

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

During the nine months ended March 31, 2004, we acquired 454,100 shares of common stock (400,000 shares under block purchases) at a total cost of $671,300.  We plan to continue our buyback program throughout fiscal 2004.  In addition, we received $108,000 from the exercise of stock options resulting in the issuance of 96,000 shares of common stock.

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

Inventory Valuation

Finished goods inventory is valued at cost and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such costs are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Due to the high volume of transactions and the way raw materials are used in product manufacturing, inventory quantities can change rapidly and are impacted by a variety of factors including, production efficiency, obsolescence, scrap, design changes, customer preferences, etc.  As such, the Company must regularly count inventories to ensure they are up to date.  The Company takes a physical count monthly and reconciles the count to the inventory.  However, given the number of transactions, the number of locations and the large number of inventory items, adjustments to the counts do occur on a regular basis.  Although we believe that our inventory counts and values are reasonable the inventory does have some inherit estimates that could impact our balance sheet and results of operations.

Income Taxes

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on the current amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and in certain cases expectations about future outcomes.  Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in accounting estimates.  Our net operating loss carryforwards, which are available to offset taxable income, are also subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur.  Although management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals.  Such differences could have a material impact on our results of operations and financial position.

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

(b)                             Reports on Form 8-K

On January 23, 2004, we filed a current report of Form 8-K reporting under item 12, Results of Operations and Financial Condition, announcing our press release dated January 23, 2004 outlining our unaudited financial results for the six months and three months ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: May 4, 2004	/s/ SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer