Form 10-K
period 2004-06-30
ROTONICS MANUFACTURING INC/DE
filed 2004-09-24
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2003, was $6,964,100 (1).

The number of shares of common stock outstanding at September 3, 2004 was 11,978,258.

(1)   Excludes 7,038,208 shares held by directors, officers, and stockholders, whose ownership exceeded 5% of the outstanding shares at December 31, 2003.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on December 6, 2004	III

PART I

Forward-Looking Statements

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2005.

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

In September 1994, the Company purchased a larger manufacturing facility in Bensenville, Illinois and subsequently relocated its Itasca, Illinois operations into this new facility.  In December 1995, the Company discontinued its operations at its Deerfield, Wisconsin location and combined these operations into its newly purchased Bensenville, Illinois operation. The Wisconsin facility is currently being leased to one tenant on a month-to-month term basis at $2,500 per month.

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

Rotocast had operations in Miami, Florida; Knoxville, Tennessee; Brownwood, Texas; Las Vegas, Nevada; and Bossier City, Louisiana.  These operations currently conduct business as divisions of the Company using the trade names Nutron, Rotocast of Tennessee, RMI-B and RMI-Nevada.  Prior to the merger, the operations in Bossier City, Louisiana were substantially discontinued.  Rotocast was a privately held Florida corporation, owned by GSC Industries, Inc. (“GSC”).  The Company leases the remaining Rotocast facilities from GSC, and other affiliated parties, under long-term lease arrangements.  A portion of the Nutron office building is being sub-leased on a long-term basis at $2,500 per month.

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

The Company purchases resin from six major suppliers in the U.S. and Canada.  There are fifteen additional suppliers of lesser significance.  Since the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals, and until recent years, has not generally been subject to volatile fluctuations that are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials, blended with virgin materials in the manufacturing of products, whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications that expire through the year 2010.  Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region, since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location, as well as a growing trend to structure multi-location, rotonically molding businesses throughout the United States.  However, each of these businesses still competes in a geographic region, which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically, the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $3,001,200 and $5,201,600 as of June 30, 2004 and 2003, respectively.  All of the backlog orders as of June 30, 2004 are expected to be filled during fiscal 2005.

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

Employees

As of June 30, 2004, the Company employed a total of 425 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

Item 2. Properties

The Company’s corporate office occupies a separate building that uses approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

Property Location	Building Square Footage	Total Facility Square Footage	Annual Base Rent	Expiration Date (2)

Gardena, California (1)	42,800	183,300	$313,100	October 2011

Caldwell, Idaho	21,250	71,200	$105,600	September 2005

Bartow, Florida	46,200	174,600	$129,400	September 2009

Miami, Florida (3)	50,000	86,000	$168,700	March 2013

Gainesville, Texas (4)	—	108,900	$1,000	April 2006

Brownwood, Texas	42,800	136,120	$75,000	March 2013

Las Vegas, Nevada	30,000	90,000	$140,200	March 2013

Knoxville, Tennessee	44,000	174,240	$152,100	March 2013

(1)   The Company has a first right to purchase option on this facility.

(2)   Does not give effect to any renewal options.

(3)   The Company is actively pursuing a sub-lease on one of the Miami buildings (18,000 sq. ft.) and is currently sub-leasing a portion of the other building’s office space for $2,500 per month.

(4)   Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994, the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois, for the Company’s Illinois manufacturing operations.  The Texas and Illinois facilities were encumbered by a combined $1.77 million mortgage, which was paid in full on August 15, 2002.  In February 1997, the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado, for the Company’s Colorado manufacturing operations. The Company currently leases a portion of this facility for $4,100 per month. The Company also owns approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production, and office space) in Deerfield, Wisconsin, which was vacated in December 1995 by the Company, and its operations were incorporated into the Illinois facility.  The Wisconsin facility is currently leased to an unrelated lessee for $2,500 per month, and as of September 22, 2004 we are in negotiations for the sale of the property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock ($.01 stated value) is traded on the American Stock Exchange (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 3,400 at September 3, 2004.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2004 and 2003, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low
Fiscal 2003:
First Quarter Ended September 30, 2002	$1.42	$0.95
Second Quarter Ended December 31, 2002	1.17	0.90
Third Quarter Ended March 31, 2003	1.44	0.97
Fourth Quarter Ended June 30, 2003	1.68	1.20

Fiscal 2004:
First Quarter Ended September 30, 2003	$1.71	$1.25
Second Quarter Ended December 31, 2003	1.70	1.32
Third Quarter Ended March 31, 2004	1.60	1.27
Fourth Quarter Ended June 30, 2004	1.90	1.38

Since fiscal 1996 the Company has paid seven regular cash dividends on its Common Stock and in fiscal 2004, the Company declared a regular cash dividend of $.05 per common share on its Common Stock that was paid in July 2004.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors (“the Board”) and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

The table below discloses the following information with respect to the Company’s equity compensation plans that have been approved by stockholders and plans that have not been approved by stockholders as of June 30, 2004.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	850,000
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	850,000

The table below discloses the following information with respect to purchases of the Company’s common stock during the fourth quarter of fiscal 2004.

Issuer Purchases of Common Stock

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
Month #1 April 1, 2004 - April 30, 2004	5,500	$1.52	5,500	$95,100
Month #2 May 1, 2004 - May 31, 2004	33	$1.62	—	$95,100
Month #3 June 1, 2004 - June 30, 2004	—	$—	—	$95,100
Total	5,533	$1.53	5,500	$95,100

(1)   33 shares were purchased in an open market transaction.

(2)   In fiscal 2001, the Board of Directors approved a common stock buyback program to purchase up to $1,000,000 of the Company’s common stock.  At June 30, 2004, the Company had approximately $95,100 available for additional purchases under the program.  The buyback program does not have an expiration date.

Item 6. Selected Financial Data

	Year ended June 30,
	2004	2003	2002	2001	2000
Income Statement Data
Net sales	$40,332,900	$35,972,100	$37,973,300	$40,520,100	$46,647,700

Cost of goods sold	31,140,600	26,927,300	27,765,900	31,158,700	34,645,000

Gross margin	9,192,300	9,044,800	10,207,400	9,361,400	12,002,700

Selling, general, and administrative expenses	6,888,600	7,068,700	7,540,900	7,635,400	7,888,900

Interest expense	211,800	266,000	464,100	743,100	955,000

Net income from operations	$1,304,200	$1,156,600	$1,408,700	$473,700	$2,030,500

Basic/diluted income per common share from operations	$0.11	$0.09	$0.11	$0.04	$0.14

Avg. common shares outstanding (A)	12,155,500	12,486,000	12,758,800	12,835,200	13,981,800

Other Financial Data
Net income from operations as a percent of sales	3.2%	3.2%	3.7%	1.2%	4.4%

(A)  Computed on the basis of the weighted average number of common shares outstanding during each year.

	At June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data
Current assets	$12,980,600	$11,440,200	$12,043,100	$13,379,700	$14,866,100

Current liabilities	5,224,300	4,710,700	4,559,400	4,185,600	5,408,300

Working capital surplus	7,756,300	6,729,500	7,483,700	9,194,100	9,457,800

Total assets	27,351,800	26,450,200	27,841,800	34,500,800	37,193,200

Long-term debt	2,474,000	2,362,100	3,937,200	7,396,200	8,569,800

Total liabilities	10,174,600	9,500,200	11,061,700	14,193,700	16,629,400

Current ratio	2.5 to 1	2.4 to 1	2.6 to 1	3.2 to 1	2.7 to 1

Net book value per common share (A)	$1.43	$1.37	$1.33	$1.59	$1.59

Dividends (B)	$0.05	$0.05	$0.05	$0.04	$—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal 2005.

Operations

Net sales improved by 12.1% to $40,332,900 in fiscal 2004 compared to $35,972,100 in fiscal 2003.  The majority of our product groups reflected improvements with the most notable being a 20.6% increase in refuse products, a 16.5% increase in contract manufacturing products and a 8.7% increase in industrial products.  We were pleased to realize such a notable upturn in sales volumes. During fiscal 2004, we spent $1,525,000 on new equipment, tooling and improvements to further our commitment to increase our sales, improve productivity and continue to improve the quality of our product offerings.  We have met this goal this year and will continue to benefit from these improvements and new product offerings for the foreseeable future.  In addition, we have similar capital expenditure plans slated for fiscal 2005 that should further our drive to improve future sales.  We also remain optimistic that our marketplace will continue to strengthen and in turn will provide additional opportunities for growth.

Net sales fell 5.3% to $35,972,100 in fiscal 2003 compared to $37,973,300 in fiscal 2002.  Fiscal 2003 sales volumes continued to mirror our nation’s lackluster economy.  Our industrial product group reflected the most resilience during these tough conditions, reporting a modest 2.4% increase in sales.  Of the hardest hit sectors, our contract manufacturing group was down 6.8% in fiscal 2003.  However, fiscal 2003 was also a strong period for contract tooling projects that are expected to help boost future contract manufacturing sales.  We were also in the final stages of placing our state of the art new roto-molding machine into service, which will improve our competitive edge in the marketplace.

Cost of goods sold was $31,140,600, or 77.2% of net sales, in fiscal 2004 compared to $26,927,300 and $27,765,900, or 74.9% and 73.1% of net sales, in fiscal 2003 and 2002, respectively.  The increase in our sales volumes along with our manufacturing efficiencies and systematic price increases helped mitigate the overall 4.1% increase material costs along with rising natural gas and workers compensation insurance costs that amounted to approximately $337,000.  These costs coupled with a $200,000 inventory write-down in fiscal 2004, ultimately reduced our gross margins by 2.3%.  We do not foresee any significant relief from these costs, but will remain vigilant in our efforts to offset these rising costs in future periods.

Selling general and administrative (“SG&A”) expenses were $6,888,600, or 17.1% of net sales, in fiscal 2004 compared to $7,068,700, or 19.7% of net sales, in fiscal 2003.  Overall SG&A costs decreased $180,100, which is primarily attributed to the $190,000 one-time administrative contractual charge incurred in fiscal 2003.  We are pleased that we have been able to maintain overall SG&A costs in line with current sales volume levels and anticipate holding this trend in the ensuing year.

SG&A expenses were $7,068,700, or 19.7% of net sales, in fiscal 2003 compared to $7,540,900, or 19.9% of net sales, in fiscal 2002.  Overall SG&A costs have decreased $472,200, which is primarily attributed to our cost containment efforts.  These efforts were reflected in reduced marketing costs of $87,600, travel costs of $43,800 and wage/benefit costs of $280,200.  Additional cost savings were also reflected in commission/royalty expenses of $172,600 due to royalty agreements completed in fiscal 2002 and a dip in commission-based product sales, and finally, a reduction in bad debt expense of $47,400.  These costs savings were reduced by a $190,000 one-time administrative contractual charge during fiscal 2003.

Income from operations was $2,303,700, or 5.7% of net sales, in fiscal year 2004 compared to $1,976,100 and $2,666,500, or 5.5% and 7.0% of net sales, in fiscal 2003 and 2002, respectively.  We are pleased that our commitment to improving year-on-year operating results is starting to pay-off in spite of ongoing increases in insurance, utility and raw material costs as previously mentioned and we anticipate future improvements.  In addition, fiscal 2004 income from operations also benefited from the overall reduction in SG&A costs as also outlined above.  The 25.9% reduction in operating income in fiscal 2003 was attributed to the 5.3% reduction in sales volumes coupled with the 1.8% increase in cost of goods sold again attributed to unmitigated increases in workers compensation insurance, utilities and raw materials incurred during the period.

Total interest expense decreased $54,200 to $211,800 in fiscal 2004, compared to $266,000 and $464,100 in fiscal 2003 and 2002 respectively.  The decrease is due to the historically low interest rates that we continued to benefit from during the current year along with a more favorable debt structure.  Although we anticipate our debt structure to remain fairly consistent in the ensuing months, recent increases in the bank’s prime and LIBOR rates may increase future interest costs.  The notable decrease in interest costs during fiscal 2003 was attributed to the $2,068,400 reduction in our debt structure during fiscal 2003 coupled with more favorable bank interest rates.

Income taxes were $898,500, $677,400 and $947,200 in fiscal 2004, 2003 and 2002, respectively.  Current federal taxes amounted to $811,500 in fiscal 2004 compared to $667,100 and $476,300 in fiscal 2003 and 2002, respectively.  In fiscal 2002, a notable portion of our tax provision was the deferred tax component, which amounted to $307,100.  During fiscal 2002 this amount was primarily related to the federal alternative minimum tax (“AMT”) credit carryforward and state net operating loss carryforwards.  In fiscal 2002, we fully utilized our $412,600 federal AMT credit carry-forward.  Following the utilization of our AMT credit carryforward, we have incurred an increase in our current federal taxes.  Fiscal 2004 increase income tax expense is also related to the 20% increase in income before taxes compared to fiscal 2003.

Net income before cumulative effect of change in accounting principle for goodwill increased $147,600 to $1,304,200, or $.11 per common share, for fiscal 2004 compared to $1,156,600, or $.09 per common share, in fiscal 2003.  The second half of fiscal 2004 offered a renewed vigor in the marketplace, that coupled with our efforts to improve sales volumes through enhanced product offerings and productivity resulted in our 12.1% increase in fiscal 2004 sales volumes.  The significant increase in sales volumes provided the needed base to mitigate the rising raw material, utility and insurance costs that continue to challenge our operations, along with the $200,000 fiscal 2004 inventory write down.  We successfully recouped a portion of these costs, which coupled with the reduction in SG&A and interest costs provided the 12.8% increase in current years net income.  Even though it seems evident that raw materials, natural gas and insurance costs will continue to challenge future periods, we remain optimistic that our strong financial condition and business strategies will help us to respond to current market conditions and allow us to take advantage of growth opportunities as they arise.

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

Liquidity and Capital Resources

Working capital increased $1,026,800 to $7,756,300 at June 30, 2004, compared to $6,729,500 at June 30, 2003.  The increase is related to the $1,623,800 increase in accounts receivable and inventories consistent with the 12.1% increase in sales volumes during the current year net of the related increase in accounts payable of $659,300 primarily related to the purchase of raw materials again associated with the higher sales volumes and to take advantage of favorable resin pricing.  Cash flows from operations decreased $1,910,700 to $2,515,600 in fiscal 2004, compared to $4,426,300 for the same period last year.  The decrease is once again attributed to the significant build up in our accounts receivable balance due to the $2,466,500 increase in sales volumes in the fourth quarter of fiscal 2004 when compared to the same period last year.

We expended $1,525,000 for property, plant and equipment (“PP&E”) in fiscal 2004, compared to $1,532,600 in fiscal 2003.  Costs incurred during the current period are related to the completion of our new state of the art roto-molding machine that was placed in service at our Commerce City, Colorado facility and the costs associated with a new roto-molding machine installed at our Gainesville, Texas facility.  The remaining costs incurred are related to new tooling and tooling modifications that we believe enhanced our competitive edge in the market place and in turn helped spur the improved sales volumes in fiscal 2004.  We anticipate capital expenditures to total approximately $1.9 million in fiscal 2005 that will include the instillation of three new roto-molding machines.

Net borrowings under the line of credit increased $976,100 to $1,357,300 between June 30, 2003 and June 30, 2004. The increase is due to the timing of payments for capital expenditures, raw materials, federal income taxes and common stock repurchases during the year.  Due to the timing of such payments, as well as the current build up in accounts receivable, it is not unusual to incur fluctuations in our line of credit borrowings throughout the year.  However, since June 30, 2003, our total debt borrowings have only risen $111,900 as a result of these cash outlays. We anticipate that this trend will continue through fiscal 2005 as we balance the timing of cash flows from operations and the funding of these type or cash outlays.

Effective October 1, 2003, the bank extended the maturity date on the line of credit to October 1, 2005.  In addition, we did not advance on the $2,000,000 term loan commitment that subsequently expired on October 1, 2003 and was not renewed.  All other terms and conditions surrounding our credit facility with the bank remained the same, except that the agreement was also modified to expand our ability to issue letters of credit.

The following is a summary of the Company’s contractual commitments associated with its debt and lease obligations as of June 30, 2004:

	For the year ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Principal payments-term debt	$864,300	$864,300	$252,400	$—	$—	$—	$1,981,000

Line of credit	—	$1,357,300	$—	—	—	—	1,357,300

Operating leases	1,124,200	1,036,900	994,700	992,800	989,800	2,774,700	7,913,100

Total commitments	$1,988,500	$3,258,500	$1,247,100	$992,800	$989,800	$2,774,700	$11,251,400

During fiscal 2001, we reinstated our common stock buyback program.  In fiscal 2004, we acquired 459,633 shares of common stock at a total cost of $679,700.  As of June 30, 2004, we had 11,981,158 shares of common stock outstanding.

On June 16, 2004, the Board declared a dividend of $.05 per share of common stock payable on July 23, 2004 to stockholders of record on July 9, 2004.  This marks the eighth payment of dividends since 1996 on our common stock.  The Board is committed to annually review a dividend program for our common stock.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchases and repayment of long term debt for the foreseeable future.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a controlling financial interest.  A majority voting interest in an entity has generally been considered indicative of a controlling financial interest.  FIN 46 specifies other factors (variable interest) which must be considered when determining whether a company holds controlling financial interest in, and therefore must consolidate, an entity (variable interest entities).  The adoption of FIN 46 had no impact on the Company’s overall financial position and results of operations as the Company has no variable interest entities.

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

We do apply key accounting principles as required by GAAP. These key accounting policies govern accounts receivable, inventory valuation and income taxes.

Accounts receivable

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

Our revenue growth and profitability depends on the overall demand for plastic products for commercial, recreational and residential uses.  Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions.  The general weakening of the global economy, the weakening of business conditions in the manufacturing industry, and governmental budgetary constraints have resulted in a decreased demand for our products as we realized during the first half of fiscal 2004.  If demand for our products weakens again, our revenue growth rates will be adversely affected.  In addition, our country’s war on terrorism, as well as federal and state budgetary concerns, have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results of operations.  If economic and market conditions do not remain healthy, our business will be adversely affected.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks relating to interest rate volatility on its existing and future issuances of variable rate debt with the bank.  Primary exposures include movements in U.S. Treasury rates and LIBOR rates, which in turn affect the bank’s prime and LIBOR option rates.

We had approximately $3.3 million of variable rate debt as of June 30, 2004.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, we entered into an interest rate swap effective July 15, 1998, as amended on August 15, 2002.  The swap, which has a notional amount of $3 million as of June 30, 2004, will step down to $2 million on August 15, 2005 and will remain at this amount until its expiration on August 15, 2006.  The swap fixes the bank’s LIBOR option rate at 4.83% over the term of the contract.  The fair value of the swap, net of tax, amounted to ($64,400) as of June 30, 2004.  If interest rates increased by 1% during fiscal 2005 as compared to fiscal 2004, and additional borrowings are not incurred, we would not expect a significant increase in projected fiscal 2005 interest expense.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption “Election of Directors” in the Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company’s Annual Meeting of the Stockholders to be held on December 6, 2004 (“the Proxy Statement”)

Executive Officers

As of September 3, 2004, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	68	Chairman of the Board, President, Chief Executive Officer
E. Paul Tonkovich	66	Secretary, Director
Douglas W. Russell	43	Chief Financial Officer, Assistant Secretary/Treasurer

Sherman McKinniss.  Mr. McKinniss served as President and Chief Executive Officer from August 1991 to December 2001 and again was appointed President and Chief Executive Officer in June 2003 following the resignation of Robert E. Gawlik.  Mr. McKinniss has also served as Director of the Company since 1991, and was appointed as Chairman of the Board in December 1994.  He was President and a Director of Rotonics from 1987-1991.  Previously, he owned and operated RMI, which he sold to the Company in 1986.  Mr. McKinniss is also a 50% owner of Atlantic Meeco, Inc., a marina dock building company, and has served as a board member of that company since 1993.

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

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the caption “Ratification of Appointment of Independent Auditors” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders that will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on form 8-K

(a)           The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, June 30, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income/(Loss), Years Ended June 30, 2004, 2003, and 2002
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended June 30, 2004, 2003, and 2002
Consolidated Statements of Cash Flows, Years Ended June 30, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

II	Valuation and Qualifying Accounts, Years Ended June 30, 2004, 2003, and 2002

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)           Reports on Form 8-K

On April 13, 2004, we filed a current report of Form 8-K reporting under item 12, Results of Operations and Financial Condition, announcing our press release dated April 13, 2004 outlining our unaudited financial results for the nine months and three months ended March 31, 2004.

(c)           The following exhibits are filed or furnished as part of this report:

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm – Windes & McClaughry Accountancy Corporation

31.1	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTONICS MANUFACTURING INC.

By	/s/ SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer
Chairman of the Board
Date 09/23/2004

By	/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer
Date 09/23/2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. PAUL TONKOVICH	Secretary, Director	09/23/2004
E. Paul Tonkovich

/s/ BRENT A. BROWN	Director	09/23/2004
Brent A. Brown

/s/ LARRY M. DEDONATO	Director	09/23/2004
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	09/23/2004
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/23/2004
Marc L. Berman

/s/ JULES SANDFORD	Director	09/23/2004
Jules Sandford

/s/ BILL ALLEN	Director	09/23/2004
Bill Allen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2004 and 2003 and the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotonics Manufacturing Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States.

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

/s/ WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Long Beach, California
August 12, 2004

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets:
Cash	$56,500	$44,700
Accounts receivable, net of allowance for doubtful accounts of $256,100 and $231,100, respectively	5,784,900	4,419,700
Current portion of notes receivable	—	92,100
Inventories	6,629,000	6,370,400
Deferred income taxes, net	243,700	256,900
Prepaid expenses and other current assets	266,500	256,400

Total current assets	12,980,600	11,440,200

Notes receivable, less current portion	138,600	138,600
Investment in partnership	100,900	104,300
Property, plant and equipment, net	13,849,700	14,462,000
Intangible assets, net	216,700	262,600
Other assets	65,300	42,500

	$27,351,800	$26,450,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	3,450,900	2,791,600
Accrued liabilities	909,100	1,054,800

Total current liabilities	5,224,300	4,710,700

Bank line of credit	1,357,300	381,200
Long-term debt, less current portion	1,116,700	1,980,900
Deferred income taxes, net	2,393,300	2,427,400
Other liabilites	83,000	—

Total liabilities	10,174,600	9,500,200

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,981,158 and 12,344,791 shares, respectively	22,127,900	22,699,600
Accumulated other comprehensive loss	(64,400)	(158,200)
Accumulated deficit	(4,886,300)	(5,591,400)

Total stockholders’ equity	17,177,200	16,950,000

	$27,351,800	$26,450,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the year ended June 30,
	2004	2003	2002

Net sales	$40,332,900	$35,972,100	$37,973,300
Costs and expenses:
Cost of goods sold	31,140,600	26,927,300	27,765,900
Gross profit	9,192,300	9,044,800	10,207,400
Selling, general, and administrative expenses	6,888,600	7,068,700	7,540,900
Income from operations	2,303,700	1,976,100	2,666,500

Other (expense)/income:
Interest expense	(211,800)	(266,000)	(464,100)
Other income, net	110,800	123,900	153,500
Total other expense, net	(101,000)	(142,100)	(310,600)
Income before income taxes and cumulative effect of change in accounting principle for goodwill	2,202,700	1,834,000	2,355,900
Income tax provision	(898,500)	(677,400)	(947,200)
Income before cumulative effect of change in accounting principle for goodwill	1,304,200	1,156,600	1,408,700
Cumulative effect of change in accounting principle for goodwill	—	—	(4,105,900)
Net income/(loss)	1,304,200	1,156,600	(2,697,200)

Other comprehensive income/(loss), before tax:
Unrealized holding gain/(loss) arising during the period	36,800	(199,200)	(247,500)
Less: Reclassification adjustments for losses included in net income	119,400	149,000	186,400
Total other comprehensive income/(loss) before tax	156,200	(50,200)	(61,100)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(62,400)	20,000	24,500
Total other comprehensive income/(loss), net of tax	93,800	(30,200)	(36,600)
Comprehensive income/(loss)	$1,398,000	$1,126,400	$(2,733,800)

Net income/(loss) per common share:
Basic and diluted
Income before accounting change	$0.11	$0.09	$0.11
Cumulative effect of change in accounting principle for goodwill	—	—	(0.32)
Net income/(loss)	$0.11	$0.09	$(0.21)

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income/(Loss)	Deficit	Total

Balances, June 30, 2001	12,761,398	$23,203,100	$(91,400)	$(2,804,600)	$20,307,100

Exercise of stock options	57,500	49,800	—	—	49,800
Repurchase of common stock	(203,956)	(212,800)	—	—	(212,800)
Common stock dividends	—	—	—	(630,200)	(630,200)
Other comprehensive loss, net of tax	—	—	(36,600)	—	(36,600)

Net loss	—	—	—	(2,697,200)	(2,697,200)

Balances, June 30, 2002	12,614,942	23,040,100	(128,000)	(6,132,000)	16,780,100

Repurchase of common stock	(270,151)	(340,500)	—	—	(340,500)
Common stock dividends	—	—	—	(616,000)	(616,000)
Other comprehensive loss, net of tax	—	—	(30,200)	—	(30,200)

Net income	—	—	—	1,156,600	1,156,600

Balances, June 30, 2003	12,344,791	22,699,600	(158,200)	(5,591,400)	16,950,000

Exercise of stock options	96,000	108,000	—	—	108,000
Repurchase of common stock	(459,633)	(679,700)	—	—	(679,700)
Common stock dividends	—	—	—	(599,100)	(599,100)
Other comprehensive income, net of tax	—	—	93,800	—	93,800

Net income	—	—	—	1,304,200	1,304,200

Balances, June 30, 2004	11,981,158	$22,127,900	$(64,400)	$(4,886,300)	$17,177,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income/(loss)	$1,304,200	$1,156,600	$(2,697,200)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle for goodwill	—	—	4,105,900
Depreciation and amortization	2,182,700	2,120,400	2,194,000
Gain on sales of equipment	(1,000)	(2,100)	(8,600)
Deferred income tax (benefit)/expense	(83,300)	(101,800)	307,100
Provision for doubtful accounts	100,400	125,000	170,700
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(1,465,600)	577,300	(182,000)
(Increase)/decrease in inventories	(258,600)	(61,900)	829,800
(Increase)/decrease in prepaid expenses and other current assets	(10,100)	6,200	86,500
(Increase)/decrease in other assets	(22,800)	(2,000)	64,800
Increase/(decrease) in accounts payable	676,200	715,100	(448,500)
Increase in accrued liabilities	10,500	22,300	48,900
(Decrease)/increase in income taxes payable	—	(128,800)	128,800
Increase in other liabilities	83,000	—	—
Net cash provided by operating activities	2,515,600	4,426,300	4,600,200

Cash flows from investing activities:
Repayments on notes receivable	92,100	116,400	177,000
Capital expenditures	(1,525,000)	(1,532,600)	(1,028,800)
Proceeds from sales of equipment	1,500	2,400	15,000
Distribution from investment in partnership	3,400	4,400	5,100
Net cash used in investing activities	(1,428,000)	(1,409,400)	(831,700)

Cash flows from financing activities:
Borrowings under line of credit	10,502,100	7,253,900	5,579,800
Repayments under line of credit	(9,526,000)	(7,064,700)	(6,487,800)
Repayments of long-term debt	(864,200)	(2,257,600)	(2,137,700)
Payment of common stock dividends	(616,000)	(630,200)	(520,900)
Proceeds from exercise of stock options	108,000	—	49,800
Repurchases of common stock	(679,700)	(340,500)	(212,800)
Net cash used in financing activities	(1,075,800)	(3,039,100)	(3,729,600)

Net increase/(decrease) in cash	11,800	(22,200)	38,900
Cash at beginning of year	44,700	66,900	28,000

Cash at end of year	$56,500	$44,700	$66,900

The accompanying notes are an integral part of these financial statements

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation, manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries, located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2004, 2003, or 2002.  In fiscal 2004, the Company purchased in aggregate approximately 98% of its plastic resin from six vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

The Company’s significant accounting policies are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenues are recognized upon shipment to the customer and are recorded net of sales discounts, returns and allowances.

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

Derivative instruments

The Company accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instrument and Hedging Activities,” which established methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities.

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

	Net Income/(Loss)	Weighted Average Shares Outstanding	EPS
June 30, 2004
Basic EPS
Net income	$1,304,200	12,155,548	$0.11
Effect of dilutive stock options	—	1,115	—
Diluted EPS	$1,304,200	12,156,663	$0.11

June 30, 2003
Basic EPS
Net income	$1,156,600	12,486,038	$0.09
Effect of dilutive stock options	—	10,633	—
Diluted EPS	$1,156,600	12,496,671	$0.09

June 30, 2002
Basic EPS
Net income before accounting change	$1,408,700	12,758,828	$0.11
Cumulative effect of change in accounting principle for goodwill	(4,105,900)	—	(0.32)
Net loss	(2,697,200)	12,758,828	(0.21)
Effect of dilutive stock options (1)	—	—	—
Diluted EPS	$(2,697,200)	12,758,828	$(0.21)

(1) Common stock equivalents are omitted in the earnings per share calculations due to their anti-dilutive effect.

Geographic and Product Information

All of the Company’s manufacturing operations are located within the United States.  The Company’s revenues were almost exclusively generated in North America for the years ended June 30, 2004, 2003, and 2002.  The Company categorizes its products into five main groups.  Net sales for these products are summarized as follows:

	For Year Ended June 30,
	2004	2003	2002
Product Group:
Contract Manufacturing	$17,379,600	$14,915,100	$16,000,300
Industrial	12,017,600	11,058,500	10,802,000
Marine	2,975,600	2,774,700	2,796,100
Refuse	4,858,400	4,029,100	4,876,700
Consumer	3,101,700	3,194,700	3,498,200
Total net sales	$40,332,900	$35,972,100	$37,973,300

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a controlling financial interest.  A majority voting interest in an entity has generally been considered indicative of a controlling financial interest.  FIN 46 specifies other factors (variable interest) which must be considered when determining whether a company holds controlling financial interest in, and therefore must consolidate, an entity (variable interest entities).  The adoption of FIN 46 had no impact on the Company’s overall financial position and results of operations as the Company has no variable interest entities.

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

In May 2003, The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have an impact on the Company’s financial statements

NOTE 2 – NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of June 30, 2004 and 2003, the total balance of this note amounted to $138,600.  The customer continues to dispute the balance of this note.  At this juncture, we are proceeding through the discovery phase of the litigation process and anticipate a resolution during fiscal 2005.  We have taken a conservation approach to the ultimate outcome and have increased our allowance for doubtful accounts accordingly.

At the end of fiscal 2003, the Company was owed $92,100 on notes receivable for the sale of various molds and other assets.  These notes were repaid in full during fiscal 2004.

NOTE 3 - INVENTORIES:

	June 30,
	2004	2003
Inventories consist of:
Raw materials	$2,525,900	$2,279,800
Finished goods	4,103,100	4,090,600
	$6,629,000	$6,370,400

NOTE 4 - INVESTMENT IN PARTNERSHIP:

The Company owns a 33-1/3% interest in a real estate venture that was acquired in 1998 and is being accounted for using the equity method.  The investment consists principally of a note receivable which is payable in monthly installments, including interest at 7%, to 2008, with annual principal reductions as provided.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

	For Year Ended June 30,
	2004	2003
Property, plant and equipment consist of:
Land	$1,039,500	$1,039,500
Buildings and building improvements	5,291,000	5,114,500
Machinery, equipment, furniture and fixtures	28,938,400	27,382,500
Construction in progress	164,200	548,200
	35,433,100	34,084,700
Less - accumulated depreciation and amortization	(21,583,400)	(19,622,700)
	$13,849,700	$14,462,000

NOTE 6 - INTANGIBLE ASSETS:

	For Year Ended June 30,
	2004	2003
Intangible assets consist of:
Patents	$475,700	$475,700
Less accumulated amortization	(259,000)	(213,100)
Net patents	$216,700	$262,600

Aggregate amortization expense for each of the fiscal years ended June 30, 2004, 2003, and 2002 was $46,000.  Future estimated amortization expense will be approximately $45,000 for each of the next four years and $34,000 in fiscal 2009.

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

NOTE 7 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which matures on October 1, 2005.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus .25% (4.0% per annum at June 30, 2004).  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2004, total borrowings under the Company’s line of credit were $1,357,300 of which $1,000,000 was borrowed under the LIBOR option bearing a LIBOR interest of 2.27875% per annum and maturing July 15, 2004. Proceeds from the loan were used for working capital purposes.  At June 30, 2004, the Company had approximately $3,642,700 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2004.

NOTE 8 - LONG-TERM DEBT:

	For Year Ended June 30,
	2004	2003
Long-term debt consists of:
Note payable - Bank (A)	$1,981,000	$2,845,200
Less current portion	(864,300)	(864,300)
	$1,116,700	$1,980,900

(A)  On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (4.0% per annum at June 30, 2004). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At June 30, 2004, the total outstanding principal balance was under the LIBOR option at 2.52875% per annum maturing July 15, 2004.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of June 30, 2004) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the banks LIBOR rate.  The notional amount of the swap agreement will remain at $3 million until August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through to the swap’s maturity on August 15, 2006.

Aggregate annual maturities of long-term debt are summarized as follows:

Year Ending June 30
2005	$864,300
2006	864,300
2007	252,400
$1,981,000

NOTE 9 – RELATED PARTY TRANSACTIONS:

The Company sold molded plastic products and molds under arms–length terms to Atlantic Meeco, Inc. (“AMI”) a company in which the President/CEO/Chairman of the Board of the Company has a 50% equity interest.  Sales to AMI amounted to $75,000, $101,600 and $59,100 in fiscal years 2004, 2003 and 2002, respectively.  Amounts due on sales to AMI were $8,100 and $32,000 at June 30, 2004 and 2003, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.  In fiscal 2004, the Company also purchased $16,700 of fabricated products and resin from AMI.  No amounts were due AMI as of June 30, 2004.

The Company purchased injection molded products under arms-length terms from Custom Plastics (“Custom”) a company in which the owner has a 8.5% equity interest in the Company.  Purchases from Custom amounted to $172,000, $141,000 and $152,900 in fiscal 2004, 2003 and 2002, respectively.  Amounts due on purchases from Custom were $8,600 and $5,200 at June 30, 2004 and 2003, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

In fiscal years 2004, 2003 and 2002, the Company incurred legal fees and costs amounting to $60,100, $21,000 and $23,900, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 10 - ACCRUED LIABILITIES:

	June 30,
	2004	2003
Accrued liabilities consist of:
Salaries, wages, commissions and related payables	$572,500	$572,900
Other	336,600	481,900
	$909,100	$1,054,800

NOTE 11 - STOCK OPTION PLAN:

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

Stock Option Activity

	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2001	307,500	277,500	$1.0084
Exercised	(57,500)		$0.8668
Cancelled	(50,000)		$0.8750
Balance outstanding at June 30, 2002	200,000	185,000	$1.1000
Cancelled	(95,000)		$1.0724
Balance outstanding at June 30, 2003	105,000	105,000	$1.1250
Exercised	(96,000)		$1.1250
Cancelled	(9,000)		$1.1250
Balance outstanding at June 30, 2004	—	—

The Company did not grant any options in fiscal 2004.  At June 30, 2004, the Company had 850,000 shares available for future grants.  The Company accounts for stock options under the intrinsic value method.  Had compensation cost for the plan been determined in accordance with the fair value method as set out in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per common share data would not have been significantly different.

NOTE 12 - COMMON STOCK:

In fiscal 2004 and 2003, the Company acquired 459,633 and 270,151 shares of its common stock at a total cost of $679,700 and $340,500, respectively.  All shares acquired were subsequently cancelled.  At June 30, 2004 and 2003, there was no outstanding treasury stock.

On June 16, 2004 the Board declared a dividend of $.05 per share of common stock payable on July 23, 2004 to stockholders of record on July 9, 2004.

NOTE 13 - INCOME TAXES:

The components of the income tax provision were:

	For Year Ended June 30,
	2004	2003	2002
Current:
Federal	$(811,500)	$(667,100)	$(476,300)
State	(170,300)	(112,100)	(163,800)
	(981,800)	(779,200)	(640,100)
Deferred:
Federal	74,700	69,900	(302,800)
State	8,600	31,900	(4,300)
	83,300	101,800	(307,100)
	$(898,500)	$(677,400)	$(947,200)

At June 30, 2004, the Company has net operating loss (NOL) carry-forwards of approximately $7,112,600 for state income tax purposes.  The NOL carry-forwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2005 if not utilized.  The state NOL carry-forwards expire as follows:

Amount of Unused State Operating Loss Carryforwards	Expiration During Year Ended June 30,
$717,200	2005
89,000	2006
582,600	2007
603,100	2008
840,200	2009
242,300	2010
471,100	2011
476,700	2012
395,300	2013
850,400	2014
262,500	2015
482,800	2016
179,800	2017
235,200	2018
684,400	2019
$7,112,600

In fiscal 2002, the Company utilized its remaining alternative minimum tax credit, which reduced its current federal tax liability by $412,600 in fiscal 2002.  In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carry-forwards.  The current state valuation allowance, amounting to $358,400, represents the estimated amount of state NOL’s that will expire prior to their utilization.  Realization of the future tax benefits of the NOL carry-forwards is dependent on the Company’s ability to generate taxable income within the carry-forward period.  Management will continue to assess the likelihood of utilizing its state NOL’s by taking into consideration historical results and current economic conditions in which the Company operates.  Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.  Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For Year Ended June 30,
	2004	2003	2002
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	4.0	3.8	3.8
Other items, net	2.8	(0.9)	2.4
Effective income tax rate	40.8%	36.9%	40.2%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2004	2003
Deferred tax assets:
State NOL (net of federal benefit)	$408,300	$388,300
Employment-related reserves	102,400	55,200
Allowance for doubtful accounts	102,400	91,800
Interest rate swap derivative	43,000	105,400
Other liabilities	33,200	—
	689,300	640,700
Deferred tax liabilities:
Depreciation and amortization	(2,480,500)	(2,504,000)
Net deferred tax liability before valuation allowance	(1,791,200)	(1,863,300)
Deferred tax assets valuation allowance	(358,400)	(307,200)
Net deferred tax liability	$(2,149,600)	$(2,170,500)

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2004, 2003, and 2002 amounted to $1,119,800, $1,122,400 and $1,114,200, respectively.

At June 30, 2004, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,
2005	$1,124,200
2006	1,036,900
2007	994,700
2008	992,800
2009	989,800
Thereafter	2,774,700
$7,913,100

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flow information are as follows:

	For the Year Ended June 30,
	2004	2003	2002
Cash paid during the year for:
Interest	$213,300	$272,200	$477,300
Income taxes	$943,500	$925,400	$424,600
Non-cash investing activities:
Conversion of accounts receivable to notes receivable	$—	$—	$150,000
Non-cash financing activities:
Common dividends declared but not paid	$599,100	$616,000	$630,200
Change in fair value of interest rate swap	$(93,800)	$30,200	$36,600

NOTE 16 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2004:
Net sales	$8,874,900	$9,129,400	$10,036,100	$12,292,500
Gross profit	2,081,700	1,673,400	2,382,000	3,055,200
Net income/(loss)	198,400	(94,200)	375,700	824,300
Per share:
Net income/(loss)-basic and diluted	$.02	$(.01)	$.03	$.07

Fiscal Year 2003:
Net sales	$8,894,800	$8,530,500	$8,720,800	$9,826,000
Gross profit	2,347,500	2,067,000	2,121,300	2,509,000
Net income	361,700	198,900	102,800	493,200
Per share:
Net income basic and diluted	$.03	$.01	$.01	$.04

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2004, 2003 and 2002

Column A	Colum B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
June 30, 2004:
Allowance for doubtful accounts	$231,100	$98,700	$—		$(73,700	)(1)	$256,100

Deferred tax asset valuation allowance	$307,200	$—	$51,200	(2)	$—		$358,400

June 30, 2003:
Allowance for doubtful accounts	$175,000	$123,000	$—		$(66,900	)(1)	$231,100

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

June 30, 2002:
Allowance for doubtful accounts	$99,200	$170,400	$—		$(94,600	)(1)	$175,000

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

(1) Doubtful accounts written off during the year, net of recoveries.

(2) Represents valuation allowance for potential state NOL’s, which may expire prior to utilization.