Form 10-Q
period 2004-09-30
ROTONICS MANUFACTURING INC/DE
filed 2004-11-01
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2004

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

☒Yes     ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common Shares ($.01 stated par value)	11,978,258 Shares

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(Unaudited)

ASSETS

Current assets:
Cash	$88,600	$56,500
Accounts receivable, net of allowance for doubtful accounts of $295,400 and $256,100, respectively	5,224,700	5,784,900
Inventories	7,193,500	6,629,000
Deferred income taxes, net	241,100	243,700
Prepaid expenses and other current assets	199,800	266,500

Total current assets	12,947,700	12,980,600

Notes receivable, less current portion	138,600	138,600
Investment in partnership	100,900	100,900
Property, plant and equipment, net	13,752,000	13,849,700
Intangible assets, net	205,300	216,700
Other assets	64,500	65,300

	$27,209,000	$27,351,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,297,100	3,450,900
Accrued liabilities	1,093,500	909,100
Income taxes payable	90,200	—

Total current liabilities	4,345,100	5,224,300

Bank line of credit	1,689,000	1,357,300
Long-term debt, less current portion	900,600	1,116,700
Deferred income taxes, net	2,357,200	2,393,300
Other liabilities	83,000	83,000

Total liabilities	9,374,900	10,174,600

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,978,258 and 11,981,158 shares, respectively	22,123,100	22,127,900
Accumulated other comprehensive loss, net of tax	(60,500)	(64,400)
Accumulated deficit	(4,228,500)	(4,886,300)

Total stockholders’ equity	17,834,100	17,177,200

	$27,209,000	$27,351,800

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Net sales	$11,969,500	$8,874,900
Costs and expenses:
Cost of goods sold	8,945,500	6,793,200
Gross profit	3,024,000	2,081,700
Selling, general and administrative expenses	1,934,900	1,722,500
Income from operations	1,089,100	359,200

Other income/(expense):
Interest expense	(52,000)	(54,900)
Other income, net	63,500	26,700
Total other income/(expense), net	11,500	(28,200)

Income before income taxes	1,100,600	331,000
Income tax provision	(442,800)	(132,600)

Net Income	657,800	198,400

Other comprehensive gain before tax:
Unrealized holding (loss)/gain arising during the period	(19,600)	8,300
Less: Reclassification adjustments for losses included in net income	26,100	34,400
Total other comprehensive gain before tax	6,500	42,700
Income tax expense related to items of other comprehensive gain	(2,600)	(17,000)
Total other comprehensive gain, net of tax	3,900	25,700
Comprehensive income	$661,700	$224,100

Accumulated deficit, beginning period	$(4,886,300)	$(5,591,400)
Net income	657,800	198,400
Accumulated deficit, end of period	$(4,228,500)	$(5,393,000)

Net income per common share:
Basic and diluted
Net income	$.05	$ . 02

Weighted average number of common and Common equivalent shares outstanding:
Basic	$11,987,825	$12,317,762
Diluted	$11,987,825	$12,322,221

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$657,800	$198,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543,500	538,200
Gain on sales of equipment	(33,900)	—
Deferred income tax provision	(36,100)	(22,100)
Provision for doubtful accounts	39,300	22,100
Changes in assets and liabilities:
Decrease in accounts receivable	520,900	322,600
(Increase)/decrease in inventories	(564,500)	286,500
Decrease/(increase) in prepaid expenses and other current assets	66,700	(94,300)
Decrease in other assets	800	200
Decrease in accounts payable	(554,700)	(200,200)
Increase/(decrease) in accrued liabilities	190,900	(67,500)
Increase in income taxes payable	90,200	—

Net cash provided by operating activities	920,900	983,900

Cash flows from investing activities:
Repayments on notes receivable	—	23,900
Capital expenditures	(435,300)	(462,400)
Proceeds from sales of equipment	34,800	—

Net cash used in investing activities	(400,500)	(438,500)

Cash flows from financing activities:
Borrowings under line of credit	3,404,100	2,753,400
Repayments under line of credit	(3,072,400)	(2,407,500)
Repayment of long-term debt	(216,100)	(216,000)
Payment of common stock dividends	(599,100)	(616,000)
Proceeds from exercise of stock options	—	108,000
Repurchases of common stock	(4,800)	(163,900)

Net cash used in financing activities	(488,300)	(542,000)

Net increase in cash	32,100	3,400
Cash at beginning of period	56,500	44,700

Cash at end of period	$88,600	$48,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51,800	$56,000
Income taxes	$363,000	$209,100
Non-cash financing activity:
Change in fair value of interest rate swap	$(3,900)	$(25,700)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

Basis of Presentation

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of September 30, 2004 and June 30, 2004, the total balance of this note amounted to $138,600.  The customer continues to dispute the balance of this note.  At this juncture, we are proceeding through the discovery phase of the litigation process and await the possibility of a mediation conference to help facilitate a resolution to this matter during fiscal 2005.

NOTE 3 - INVENTORIES:

Inventories consist of:

	September 30, 2004	June 30, 2004

Raw materials	$2,881,100	$2,525,900
Finished goods	4,312,400	4,103,100
	$7,193,500	$6,629,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30, 2004	June 30, 2004

Land	$1,039,500	$1,039,500
Buildings and building improvements	5,347,000	5,291,000
Machinery, equipment, furniture and fixtures	29,134,900	28,938,400
Construction in progress	311,000	164,200
	35,832,400	35,433,100

Less - accumulated depreciation and amortization	(22,080,400)	(21,583,400)
	$13,752,000	$13,849,700

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

	September 30, 2004	June 30, 2004

Patents	$475,700	$475,700
Less accumulated amortization	(270,400)	(259,000)
Net patents	$205,300	$216,700

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which was originally set to mature on October 1, 2005.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (4.5% per annum at September 30, 2004).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2004, total borrowings under the Company’s line of credit was $1,689,000 of which $1,250,000 was borrowed under the LIBOR option at a LIBOR rate of 2.7875% maturing October 15, 2004.  Proceeds from the loan were used for working capital purposes.  On October 1, 2004 the bank extended the maturity date on the line of credit to October 1, 2006.  At September 30, 2004, the Company had approximately $3,311,000 available for future borrowings under the revolving line of credit.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

	September 30, 2004	June 30, 2004

Note payable - Bank (A)	$1,764,900	$1,981,000
Less current portion	(864,300)	(864,300)
	$900,600	$1,116,700

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus ..25% (4.5% per annum at September 30, 2004).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At September 30, 2004, the total outstanding principal balance was under the LIBOR option at 3.0375% per annum maturing October 15, 2004.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of September 30, 2004) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notional amount of the swap agreement will remain at $3 million until August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through the swap’s maturity on August 15, 2006.

NOTE 8- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30, 2004	June 30, 2004
Salaries, wages, commissions and related payables	$683,300	$572,500
Other	410,200	336,600
	$1,093,500	$909,100

NOTE 9 - STOCK OPTION PLAN:

The Company has a stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan allows, at the discretion of the Board of Directors, option grants to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years and the plan expires on October 6, 2013.

The Company has not granted any options under this plan, and therefore as of September 30, 2004, the Company still has 850,000 shares available for future grants.  The Company accounts for its stock options under the intrinsic value method.

NOTE 10 - COMMON STOCK:

At September 30, 2004 and June 30, 2004 there was no outstanding treasury stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the three months ended September 30, 2004 the Company acquired 2,900 shares of common stock at a total cost of $4,800.

On June 16, 2004, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 23, 2004 to stockholders of record on July 9, 2004.

NOTE 11 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended September 30,
	2004	2003

Current:
Federal	$401,000	$130,000
State	77,900	24,700
	478,900	154,700

Deferred:
Federal	(29,700)	(18,700)
State	(6,400)	(3,400)
	(36,100)	(22,100)
	$442,800	$132,600

At September 30, 2004, the Company has combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,122,600.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” occur, will begin to expire in 2005 if not utilized.

NOTE 12 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended September 30, 2004			Three months ended September 30, 2003
			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income	$657,800	11,987,825	$.05	$198,400	12,317,762	$.02

Effect of dilutive stock options	—	—	—	—	4,459	—
Diluted EPS	$657,800	11,978,825	$.05	$198,400	12,322,221	$ . 02

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-Q Quarterly Report discusses matters which are not historical, including statements regarding future financial results, information or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual and other results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 1 to Financial Statements.  When used in this report, the words  “expects,”  “anticipates,”  “intends,”  “ plans,”  “believes,”  “seeks,”  “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors, critical accounting policies and disclosures described in other documents, including our Form 10-K, that we file from time to time with the Securities and Exchange Commission.

Results of Operations - Three Months Ended September 30, 2004 and 2003

Net sales for the three months ended September 30, 2004 increased 35% to $11,969,500 compared to $8,874,900 for the same period last year.  We continue to benefit from prior capital expenditure projects that have added to and improved our product offerings as well as our overall productivity.  We have continued this drive in fiscal year 2005 with the acquisition of three new roto-molding machines that will be placed into service over the next several months.  As mentioned, current increases in our sales volumes definitely benefited from our commitment to fund these projects, which coupled with our focused marketing efforts, an improved marketplace, an additional week of operations, and sales price increases, in turn provided the catalyst that resulted in the 14% to 58% sales increase for each of our product groups.  Our operating divisions remain energized by these results and by the future prospects currently available in the marketplace.  In addition, management remains optimistic that we can continue to build on this successful first quarter in the ensuing months.

Cost of goods sold decreased 1.8% to 74.7% of net sales for the three months ended September 30, 2004 compared to 76.5% for the same period last year.  The improvement is attributed to the gain in net sales reported in the current period and our ability to stave of rising production and material costs through our operating efficiencies, our ongoing elimination of wasteful costs, and our systematic product price increases.  As we continue into fiscal 2005, we also anticipate some potential savings to come from more favorable insurance rates compared to those of prior periods.

Selling general and administrative (“SG&A”) expenses were $1,934,900, or 16.2% of net sales, for the three months ended September 30, 2004 compared with $1,722,500, or 19.4% of net sales, for the same period last year.  The bulk of the increase of $167,000 is related to wages, of which roughly half is attributed to the additional week of operations and the balance to increased staffing.  Otherwise, we have again benefited from the net sales in the current period that in turn has again improved the overall coverage of our SG&A costs and ultimately our bottom line.

Total interest expense was consistent at $52,000 for the three months ended September 30, 2004 compared to $54,900 for the same period last year.  Even though the bank’s prime rate has increased by .75 basis points over the last 90 days, we do not anticipate this increase, or the speculation of future rate hikes, to have a material impact on our future interest costs during fiscal 2005.

Income taxes were $442,800 for the three months ended September 30, 2004 compared to $132,600 for the same period last year.  The increase in current period income tax expense is consistent with the $769,600 increase in pre-tax income based on our effective tax rate of approximately 40%.

Net income increased $459,400 to $657,800, or $.05 per common share, for the three months ended September 30, 2004 compared to $198,400, or $.02 per common share, for the same period last year.  As previously mentioned, we realized a significant rise in sales during the current quarter that was apparent in all of our product groups.  We were pleased with the increase in sales that were stimulated by our capital expenditure projects, our focused marketing efforts, an improved marketplace and an additional week of operations.  We remain optimistic that economic conditions will stay favorable, as currently indicated by top economists, and continue to fuel additional growth.  The increase in sales during the current period also helped balance inflationary production costs in conjunction with our operating efficiencies obtained through capital expenditure projects and ongoing elimination of wasteful costs.  These efforts had a positive influence on improving our gross margins by 1.8%, which coupled with lower SG&A costs as a percentage of net sales, helped fuel the 232% increase in net income.  As we continue to rebound from prior years downturns, we look forward to the future prospects in the marketplace and the potential for continued success.

Financial Condition

Working capital increased $846,300 to $8,602,600 at September 30, 2004 compared to $7,756,300 at June 30, 2004.  The increase is attributed to the $459,400 increase in our current period net income, the $520,900 reduction in our accounts receivable balance since June 30, 2004, and additional line of credit borrowings.  Cash flows from operations decreased slightly by $63,000 to $920,900 for the three months ended September 30, 2004 compared to $983,900 for the same period last year. Cash flows from operations also benefited from the $459,400 increase in net income coupled with a $520,900 reduction in accounts receivable stemming from the fiscal 2004 fourth quarter build-up.  These additional cash flows helped fund the $564,500 current build-up in inventories to take advantage of favorable raw materials pricing and the $554,700 reduction in accounts payable balance primarily related to the payment of prior raw material purchases.

We expended $435,300 for property, plant and equipment (“PP&E”) during the three months ended September 30, 2004, which is consistent with the same period last year.  As illustrated last year, we are again committed to improve our operations through various capital expenditure projects.  Currently highlighted for fiscal year 2005, are three roto-molding machines that will be installed in our Gardena, California, Brownwood, Texas and Las Vegas, Nevada facilities.  These new machines will be placed into service over the next several months and will continue our pledge to enhance our competitive edge in the marketplace.  We anticipate expending $1.9 million on capital expenditures in fiscal year 2005.

Net borrowings under the line of credit increased $331,700 to $1,689,000 between June 30, 2004 and September 30, 2004.  The increase is due to the timing of payments for capital expenditure projects, federal income taxes, raw material purchases and our $.05 common stock dividend paid during the current period.  Due to the timing of these payments, we can anticipate the line of credit to reflect temporary fluctuations throughout the year.  Overall, our debt structure only increased $115,600 to $3,453,900 due to these temporary line of credit borrowings.

Effective October 1, 2004, the bank extended the maturity date on the line of credit to October 1, 2006.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2007.  All other terms and conditions surrounding our credit facility with the bank remained the same.

During the three months ended September 30, 2004, we acquired 2,900 shares of common stock at a total cost of $4,800.  We plan to continue this program throughout fiscal year 2005.

On June 16, 2004, the Board of Directors (“The Board”) declared a common stock dividend of $.05 per common share ($599,100) that was paid on July 23, 2004 to stockholders of record on July 9, 2004.  This marked the eighth payment of dividends since 1996 on the Company’s common stock.  The Board is committed to review a dividend program for our common stock on an annual basis.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchasing and repayment of long-term debit for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See notes to Consolidated Financial Statement in our Form 10-K for fiscal 2004, which contain additional information regarding our accounting policies and other disclosures by GAAP.

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts Receivable

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2004 and should be read in conjunction with this interim financial information.  Since June 30, 2004, there have been no significant changes in the Company’s exposure to market risk.

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

On August 27, 2004, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated July 14, 2004 outlining our unaudited fiscal year June 30, 2004 earnings.

On September 21, 2004, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated September 21, 2004 outlining our audited fiscal year June 30, 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: November 1, 2004	/s/ SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer