Form 10-Q
period 2004-12-31
ROTONICS MANUFACTURING INC/DE
filed 2005-02-02
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2004

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004

Common Shares	11,964,858 Shares
($.01 stated value)

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004

	(Unaudited)
ASSETS

Current assets:
Cash	$47,300	$56,500
Accounts receivable, net of allowance for doubtful accounts of $315,700 and $256,100, respectively	4,851,500	5,784,900
Inventories	7,574,800	6,629,000
Deferred income taxes, net	227,400	243,700
Prepaid expenses and other current assets	542,000	266,500

Total current assets	13,243,000	12,980,600

Notes receivable, less current portion	138,600	138,600
Investment in partnership	99,800	100,900
Property, plant and equipment, net	13,764,300	13,849,700
Intangible assets, net	193,900	216,700
Other assets	64,500	65,300

	$27,504,100	$27,351,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,513,100	3,450,900
Accrued liabilities	979,100	909,100

Total current liabilities	4,356,500	5,224,300

Bank line of credit	2,036,200	1,357,300
Long-term debt, less current portion	684,500	1,116,700
Deferred income taxes, net	2,335,500	2,393,300
Other liabilities	83,000	83,000

Total liabilities	9,495,700	10,174,600

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 11,964,858 and 11,981,158 shares, respectively	22,095,500	22,127,900
Accumulated other comprehensive loss, net of tax	(40,000)	(64,400)
Accumulated deficit	(4,047,100)	(4,886,300)

Total stockholders’ equity	18,008,400	17,177,200

	$27,504,100	$27,351,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Net sales	$9,935,400	$9,129,400	$21,904,900	$18,004,300
Costs and expenses:
Cost of goods sold	7,948,600	7,456,000	16,894,100	14,249,200
Gross profit	1,986,800	1,673,400	5,010,800	3,755,100

Selling, general and administrative expenses	1,750,400	1,811,500	3,685,300	3,534,000

Income/(loss) from operations	236,400	(138,100)	1,325,500	221,100

Other income/(expense):
Interest expense	(51,700)	(54,200)	(103,700)	(109,100)
Other income, net	104,500	30,900	168,000	57,500
Total other income/(expense)	52,800	(23,300)	64,300	(51,600)

Income/(loss) before income taxes	289,200	(161,400)	1,389,800	169,500
Income tax (provision)/benefit	(107,800)	67,200	(550,600)	(65,300)
Net income/(loss)	181,400	(94,200)	839,200	104,200

Other comprehensive gain, before tax:
Unrealized holding gain/(loss) arising during the period	12,100	9,200	(7,500)	17,500
Less: Reclassification adjustments for losses included in net income/(loss)	22,000	28,200	48,100	62,600
Total other comprehensive gain before tax	34,100	37,400	40,600	80,100
Income tax expense related to items of other comprehensive gain	(13,600)	(15,000)	(16,200)	(32,000)
Total other comprehensive gain, net of tax	20,500	22,400	24,400	48,100
Comprehensive income/(loss)	$201,900	$(71,800)	$863,600	$152,300

Accumulated deficit, beginning of period	$(4,228,500)	$(5,393,000)	$(4,886,300)	$(5,591,400)
Net income/(loss)	181,400	(94,200)	839,200	104,200
Accumulated deficit, end of period	$(4,047,100)	$(5,487,200)	$(4,047,100)	$(5,487,200)

Net income/(loss) per common share:
Basic and diluted
Net income/(loss)	$.02	$(.01)	$.07	$.01

Weighted average number of common and common equivalent shares outstanding:
Basic	11,967,371	12,317,026	11,973,098	12,317,368
Diluted	11,967,371	12,317,026	11,973,098	12,319,598

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,

	2004	2003

Cash flows from operating activities:
Net income	$839,200	$104,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088,800	1,080,800
Gain on sale of equipment	(109,800)	—
Deferred income tax benefit	(57,800)	(21,400)
Provision for doubtful accounts	63,900	44,300
Changes in assets and liabilities:
Decrease in accounts receivable	869,500	811,800
(Increase)/decrease in inventories	(945,800)	245,100
Increase in prepaid expenses and other current assets	(275,500)	(613,800)
Decrease/(increase) in other assets	800	(11,300)
Decrease in accounts payable	(338,700)	(434,900)
Increase/(decrease) in accrued liabilities	110,700	(278,700)

Net cash provided by operating activities	1,245,300	926,100

Cash flows from investing activities:
Repayments on notes receivable, net	—	59,700
Capital expenditures	(1,303,100)	(967,000)
Distribution from investment in partnership	1,100	1,600
Proceeds from sale of property and equipment	432,300	—

Net cash used in investing activities	(869,700)	(905,700)

Cash flows from financing activities:
Borrowings under line of credit	6,989,400	6,024,600
Repayments under line of credit	(6,310,500)	(4,459,500)
Repayment of long-term debt	(432,200)	(432,100)
Payment of common stock dividend	(599,100)	(616,000)
Repurchases of common stock	(32,400)	(632,900)
Proceeds from issuance of common stock	—	108,000

Net cash used in financing activities	(384,800)	(7,900)

Net (decrease)/increase in cash	(9,200)	12,500

Cash at beginning of period	56,500	44,700

Cash at end of period	$47,300	$57,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$98,400	$108,200
Income taxes	$782,000	$435,600

Non-cash financing activity:
Change in fair value of interest rate swap	$(24,400)	$(48,100)

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 2 – NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  As of December 31, 2004 and June 30, 2004, the total balance of this note amounted to $138,600.  The customer continues to dispute the balance of this note.  At this juncture, we are still in the discovery phase of the litigation process and pursuant to court orders we are also pursuing to reach an out-of-court settlement in efforts to facilitate a resolution to this matter during fiscal 2005.  We continue to take a conservative approach to the ultimate outcome of this matter by maintaining a general reserve in our allowance for doubtful accounts.

NOTE 3 - INVENTORIES:

Inventories consist of:

	December 31, 2004	June 30, 2004

Raw materials	$2,993,800	$2,525,900
Finished goods	4,581,000	4,103,100
	$7,574,800	$6,629,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	December 31, 2004	June 30, 2004

Land	$1,027,300	$1,039,500
Buildings and building improvements	4,873,400	5,291,000
Machinery, equipment, furniture and fixtures	30,192,300	28,938,400
Construction in progress	32,600	164,200
	36,125,600	35,433,100

Less - accumulated depreciation	(22,361,300)	(21,583,400)
	$13,764,300	$13,849,700

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

	December 31, 2004	June 30, 2004

Patents	$475,700	$475,700
Less - accumulated amortization, patents	(281,800)	(259,000)

	$193,900	$216,700

Aggregate amortization expense for the six months ended December 31, 2004 and 2003 was $22,800 and 22,900, respectively.

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2006 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (5% per annum at December 31, 2004).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At December 31, 2004, total borrowings under the Company’s line of credit was $2,036,200 of which $1,000,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 3.41% per annum and maturing January 17, 2005.  Proceeds from the loan were used for working capital purposes.  At December 31, 2004, the Company had approximately $2,963,800 available for future borrowings under the revolving line of credit.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

	December 31, 2004	June 30, 2004

Note payable – Bank (A)	$1,548,800	$1,981,000
Less – current portion	(864,300)	(864,300)

	$684,500	$1,116,700

(A)  On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (5% per annum at December 31, 2004).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At December 31, 2004, the total outstanding principal balance was under the LIBOR option at 3.66% per annum maturing January 17, 2005.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of December 31, 2004) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notational amount of the swap agreement will remain at $3 million until August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through the swap’s maturity on August 15, 2006.

NOTE 8 – ACCRUED LIABILITIES:

Accrued liabilities consists of:

	December 31, 2004	June 30, 2004

Salaries, wages, commissions and related payables	$634,400	$572,500
Other	344,700	336,600
	$979,100	$909,100

NOTE 9- STOCK OPTION PLAN:

The Company has a stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan allows, at the discretion of the Board of Directors, to grant options to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years and the plan expires on October 6, 2013.

The Company has not granted any options under this plan, and therefore as of December 31, 2004, the Company still has 850,000 shares available for future grants. The Company accounts for its stock options under the intrinsic value method.

NOTE 10 - COMMON STOCK:

At December 31, 2004 and June 30, 2004 there was no outstanding treasury stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the six months ended December 31, 2004 the Company acquired 16,300 shares of common stock at a total cost of $32,300.

On June 16, 2004, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 23, 2004 to stockholders of record on July 9, 2004.

NOTE 11 - INCOME TAXES:

The components of the income tax provision/(benefit) were:

	For the three months ended December 31,		For the six months ended December 31,

	2004	2003	2004	2003
Current
Federal	$99,100	$(66,700)	$500,100	$63,300
State	30,400	(1,200)	108,300	23,400
	129,500	(67,900)	608,400	86,700

Deferred
Federal	(16,000)	2,500	(45,700)	(16,200)
State	(5,700)	(1,800)	(12,100)	(5,200)
	(21,700)	700	(57,800)	(21,400)

	$107,800	$(67,200)	$550,600	$65,300

At December 31, 2004, the Company had combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,122,600.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2005 if not utilized.

NOTE 12 – OPERATING LEASES:

The Company leases certain facilities and equipment under long-term operating leases that expire at various dates through March 2013.  During the six months ended December 31, 2004, rent expense under these leases, including month-to-month rentals, was approximately $584,400.  The following table summarizes the obligations under these commitments on an annual basis:

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

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended December 31, 2004			Three months ended December 31, 2003

			EPS Amount			EPS Amount
	Income	Shares		Loss	Shares
Basic EPS
Net income/(loss)	$181,400	11,967,371	$.02	$(94,200)	12,317,026	$(.01)

Effect of dilutive stock options	—	—	—	—	—	—

Diluted EPS	$181,400	11,967,371	$.02	$(94,200)	12,317,023	$(.01)

	Six months ended December 31, 2004			Six months ended December 31, 2003

			EPS Amount			EPS Amount
	Income	Shares		Income	Shares
Basic EPS
Net income	$839,200	11,973,098	$.07	$104,200	12,317,368	$.01

Effect of dilutive stock options	—	—	—	—	2,230	—

Diluted EPS	$839,200	11,973,098	$.07	$104,200	12,319,598	$.01

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

Results of Operations - Three Months Ended December 31, 2004 and 2003

Net sales for the three months ended December 31, 2004 increased 8.8% to $9,935,400 compared to $9,129,400 for the same period last year.  This is the third year in a row that we have reported an increase in net sales during the second quarter.  Because the second quarter is historically a slower period for the Company, management is very pleased to announce year over year gains in net sales noting that four out of five of our product groups reported improvements.  We attribute these gains to increased sales volumes, an improved economy, systematic price increases and our focused marketing efforts that have strengthened our presence as a premiere rotational molder.  As part of this ongoing process, we believe we have improved our relations with our customer base by adding new products and modifying existing products to better meet the end-users needs.  In addition, we recently placed into service several new rotational molding machines that have improved our ability to bring products to market in a more efficient and timely manner.

Cost of goods sold improved to 80% of net sales for the three months ended December 31, 2004 compared to 81.7% for the same period last year.  We continue to see improvements in our gross margins as we strive to mitigate the impact of rising resin, natural gas and insurance costs. During the current period we have begun to see some relief through reductions in various insurance premiums. Otherwise, we attribute the improvements to our current period gross margin to the increase in net sales, which has provided better coverage of our fixed manufacturing costs, and the savings received through the installation of energy efficient machinery.  During the second quarter of fiscal 2004, we also incurred a $200,000 write-down of inventory.

Selling, general and administrative (“SG&A”) expenses were $1,750,400, or 17.6% of net sales, for the three months ended December 31, 2004 compared with $1,811,500, or 19.8% of net sales, for the same period last year.  Although overall SG&A costs remained fairly static between the two periods, we would like to again highlight the positive effect that the improvements in net sales during the current period had in producing better coverage of these costs.  We would also note that a portion of the decrease in costs, approximately $32,000, is related to the completion of a product royalty agreement.

Total interest expense also remained static at $51,700 for the three months ended December 31, 2004 compared to $54,200 for the same period last year.  Even though our overall debt structure is below prior year’s level, any potential savings in interest costs for borrowings not covered under our interest rate swap agreement have been diminished by an increase in the bank’s prime interest rates of 1.25% over the last six months.  We anticipate that there will be additional rate hikes in the ensuing months, but do not foresee any significant increases to our future interest costs.

We reported an income tax provision of $107,800 for the three months ended December 31, 2004 compared to an income tax benefit of $67,200 for the same period last year.  The fluctuation is due to our $450,600 increase in income before tax.

Net income increased $275,600 to $181,400, or two cents per common share, for the three months ended December 31, 2004 compared to a net loss of $94,200, or a loss of one cent per common share, for the same period last year.  We are pleased with our efforts to increase our market share and pass along various operating costs, which ultimately culminated into our 8.8% increase in net sales.  The increase in net sales along with the installation of energy efficient machinery have had a very positive influence on our overall cost structure and as such provided the necessary catalyst to improve our bottom line.  We will continue to benefit from these capital improvement projects as we reap the benefit of higher efficiencies and lower utility consumption.

Results of Operations - Six Months Ended December 31, 2004 and 2003

Net sales for the six months ended December 31, 2004 increased 21.7% to $21,904,900 compared to $18,004,300 for the same period last year.  For the six-month period we are pleased to announce that all five of our product groups contributed to the $3,900,600 increase in our net sales.  Our marine product group reported the biggest jump reflecting a 32% increase over prior period results, followed closely by contract manufacturing at 25% and refuse at 24%.  We attribute these notable gains to increased sales volumes, an improved economy, systematic price increases and our focused marketing efforts that have strengthened our presence as a premiere rotational molder.  We believe that our improvements in sales volumes not only came from a more energetic economy, but also to our efforts to better meet our customer needs with the additions of new as well as modified product offerings.  We continue to see our efforts to expand our market share within our tank, river & waterway, linen & laundry and medical waste lines.  As we move into the balance of fiscal 2005, we plan to continue to expand and capitalize on these efforts.

Cost of goods sold decreased by 2% to 77.1% of net sales for the six months ended December 31, 2004 compared to 79.1% for the same period last year.  Even after taking into account our prior year’s inventory write-down, we still continue to realize improvements in our gross margin.  As mentioned in the past, we have had ongoing challenges to mitigate rising insurance, natural gas and resin costs.  While we have seen some relief in costs from current reductions in various insurance premiums, the potential impact from rising natural gas and resin costs are still going to be a concern.  To date we have mitigated the effects of these rising costs through a combination of increased sales volumes, systematic price increases and the installation of energy efficient machinery.

Selling, general and administrative (“SG&A”) expenses were $3,685,300, or 16.8% of net sales, for the six months ended December  31, 2004 compared to $3,534,000, or 19.6% of net sales, for the same period last year.   The $151,300 increase is primarily related to additional wage costs of $136,000 and a small increase in tradeshow costs of $18,600.  These costs are consistent with our marketing and staffing agendas and are directly tied to improvements in our net sales.  In turn, the notable improvements in our net sales have provided for better coverage of our overall SG&A costs.  In addition, we have also benefited from a reduction in product royalty costs of $53,600, which will also benefit operating results through the balance of fiscal 2005.

Total interest expense remained fairly static at $103,700 for the six months ended December 31, 2004 compared to $109,100 for the same period last year.  Even though our overall debt structure is below prior year’s level, any potential interest cost savings for borrowings not covered under our interest rate swap agreement have been diminished by an increase in the bank’s prime interest rates of 1.25% over the last six months.  We anticipate that there will be additional rate hikes in the ensuing months, but do not foresee any significant increases in our future interest costs.

We reported an income tax provision of $550,600 for the six months ended December 31, 2004 compared to $65,300 for the same period last year.  The fluctuation is consistent with our $1,220,300 increase in income before tax.

Net income increased $735,000 to $839,200, or seven cents per common share, for the six months ended December 31, 2004 compared to $104,200, or one cent per common share, for the same period last year.  We are pleased with our efforts to increase sales volumes and also pass along increases in our operating costs which has ultimately culminated into a 21.7% increase in net sales.  This coupled with the installation of energy efficient machinery has had a very positive influence on our overall cost structure and as such, provided the necessary catalyst to improve our bottom line by 705%.  As we move into the final six months of fiscal 2005, we anticipate our focused marketing efforts, pricing strategies, and capital improvement projects will continue to improve our financial results.

Financial Conditions

Working capital increased $1,130,200 to $8,886,500 at December 31, 2004 compared to $7,756,300 at June 30, 2004.  The effect of our $735,000 increase in our net income, proceeds received from the sale of our Wisconsin real property, additional borrowings under our line of credit and reductions in accounts receivable that in combination was used for the payment of capital expenditure projects, resin purchases and our $.05 common stock dividend payment provided a net result that led to the increase in working capital.  Cash flows from operations increased $319,200 to $1,245,300 for the six months ended December 31, 2004 compared to $926,100 for the same period last year.  The increase is again related to the $735,000 increase in our net income, an increase in accrued liabilities consistent with a $276,100 increase in bonus accruals and a change in prepaid expenses related to prior year’s income tax prepayments.  These cash flows were offset by an increase in inventories consistent with current production requirements and increase in raw materials to take advantage of preferred resin pricing.

We expended $1,303,100 for property, plant and equipment (“PP&E”) during the six months ended December 31, 2004 compared to $976,000 for the same period last year.  During fiscal 2005, we placed into service three new energy efficient rotational molding machines at a combined cost of $812,900 with the balance of our expenditures going to new tooling and various tooling and machinery enhancement projects.  As realized in fiscal 2005, we continue our commitment to allocate funding for capital expenditure projects that provide us with the foundation to improve our operating efficiencies and promote increases in sales revenue.  We anticipate expending $1.9 million on capital expenditures in fiscal 2005.

Net borrowings under the line of credit increased $678,900 to $2,036,200 between June 30, 2004 and December 31, 2004.  The increase is due to the timing of payments for raw materials, federal income taxes, capital expenditure projects and our $.05 common stock dividend paid during the current period.  Due to the timing of these payments, it is not unusual to incur temporary fluctuations in our line of credit borrowings throughout the year.  Since June 30, 2004, our total debt borrowings have only rose $246,700 as a result of these cash outlays. We anticipate that our overall debt borrowings will trend down during the balance of fiscal 2005.  At December  31, 2004 we had $2,963,800 available for future borrowings under the line of credit.

Effective October 1, 2004, the bank extended the maturity date on the line of credit to October 1, 2006.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2007.  All other terms and conditions surrounding our credit facility with bank remained the same.

During the six months ended December 31, 2004, we acquired 16,300 shares of common stock at a total cost of $32,300.  We plan to continue this program throughout fiscal year 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe adoption of SFAS 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from sales of products is recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

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

Inventory Valuation

Finished goods inventory is valued at cost and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such costs are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Due to the high volume of transactions and the way raw materials are used in product manufacturing, inventory quantities can change rapidly and are impacted by a variety of factors including, production efficiency, obsolescence, scrap, design changes, customer preferences, etc.  As such, the Company must regularly count inventories to ensure they are up to date.  The Company takes physical count monthly and reconciles the count to the inventory.  However, given the number of transactions, the number of locations and the large number of inventory items, adjustments to the counts do occur on a regular basis.  Although we believe that our inventory counts and values are reasonable the inventory does have some inherit estimates that could impact our balance sheet and results of operations.

Impairments of Long-Lived Assets

In accordance with the methodology described in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-Q.

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

ROTONICS MANUFACTURING INC.

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 6, 2004, incumbent directors Sherman McKinniss, Marc L. Berman, Larry M. DeDonato, Larry L. Snyder, E. Paul Tonkovich, Jules Sandford, Brent A. Brown and Bill Allen were re-elected to the Board of Directors of the Company to serve for a one-year term.  Messr. McKinniss received 11,556,205 votes in his favor, with 45,913 votes withheld, Messr. Berman received 11,584,560 votes in his favor, with 17,558 votes withheld, Messr. DeDonato received 11,562,208 votes in his favor, with 39,910 votes withheld, Messr. Snyder received 11,580,785 votes in his favor, with 21,333 votes withheld, Messr. Tonkovich received 11,565,870 votes in his favor, with 36,248 votes withheld, Messr. Sandford received 11,578,603 votes in his favor, with 23,515 votes withheld, Messr. Brown received 11,585,864 votes in his favor, with 16,254 votes withheld and Messr. Allen received 11,586,297 votes in his favor, with 15,821 votes withheld.  There were no broker non-votes.

The Stockholders also ratified the appointment of Windes & McClaughry Accountancy Corporation as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005.  Windes & McClaughry Accountancy Corporation received 11,590,140 votes in their favor, with 6,628 votes against and with 5,350 votes abstained.  There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit No.	Exhibit Title
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

(b)          Reports on Form 8-K

On October 14, 2004, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated October 14, 2004 outlining our unaudited financial results for the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: February 1, 2005	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer