Form 10-Q
period 2005-03-31
ROTONICS MANUFACTURING INC/DE
filed 2005-05-02
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Shares ($.01 stated value)	11,964,692 Shares

ROTONICS MANUFACTURING INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets - March 31, 2005 (Unaudited) and June 30, 2004

Consolidated Statements of Operations, Comprehensive Income and Accumulated Deficit - Three Months and Nine Months Ended March 31, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Control and Procedures

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(Unaudited)

ASSETS

Current assets:
Cash	$13,200	$56,500
Accounts receivable, net of allowance for doubtful accounts of $266,800 and $256,100, respectively	5,096,100	5,784,900
Current portion of notes receivable	56,700	—
Inventories	7,508,400	6,629,000
Deferred income taxes, net	214,600	243,700
Prepaid expenses and other current assets	456,500	266,500

Total current assets	13,345,500	12,980,600

Notes receivable, less current portion		138,600
Investment in partnership	99,100	100,900
Property, plant and equipment, net	13,495,900	13,849,700
Intangible assets, net	182,500	216,700
Other assets	64,500	65,300

	$27,187,500	$27,351,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,761,200	3,450,900
Accrued liabilities	682,700	909,100

Total current liabilities	4,308,200	5,224,300

Bank line of credit	1,617,100	1,357,300
Long-term debt, less current portion	468,400	1,116,700
Deferred income taxes, net	2,344,100	2,393,300
Other liabilities	83,000	83,000

Total liabilities	8,820,800	10,174,600

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 11,964,692 and 11,981,158 shares, respectively	22,094,900	22,127,900
Accumulated other comprehensive loss, net of tax	(20,900)	(64,400)
Accumulated deficit	(3,707,300)	(4,886,300)

Total stockholders’ equity	18,366,700	17,177,200

	$27,187,500	$27,351,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net sales	$10,873,200	$10,036,100	$32,778,000	$28,040,400
Costs and expenses:
Cost of goods sold	8,450,600	7,654,100	25,344,600	21,903,300
Gross profit	2,422,600	2,382,000	7,433,400	6,137,100

Selling, general and administrative expenses	1,817,700	1,733,100	5,503,000	5,267,000

Income from operations	604,900	648,900	1,930,400	870,100

Other (expense)/income:
Interest expense	(50,600)	(51,900)	(154,300)	(161,100)
Other income, net	22,000	28,800	190,000	86,300
Total other (expense)/income	(28,600)	(23,100)	35,700	(74,800)

Income before income taxes	576,300	625,800	1,966,100	795,300
Income tax provision	(236,500)	(250,100)	(787,100)	(315,500)
Net income	339,800	375,700	1,179,000	479,800

Other comprehensive gain/(loss), before tax:
Unrealized holding gain/(loss) arising during the period	14,400	(30,300)	6,900	(12,800)
Less: Reclassification adjustments for losses included in net income	17,500	28,200	65,600	90,800
Total other comprehensive gain/(loss) before tax	31,900	(2,100)	72,500	78,000
Income tax (provision)/benefit related to items of other comprehensive gain/(loss)	(12,800)	800	(29,000)	(31,200)
Total other comprehensive gain/(loss), net of tax	19,100	(1,300)	43,500	46,800
Comprehensive income	$358,900	$374,400	$1,222,500	$526,600

Accumulated deficit, beginning of period	$(4,047,100)	$(5,487,300)	$(4,886,300)	$(5,591,400)
Net income	339,800	375,700	1,179,000	479,800
Accumulated deficit, end of period	$(3,707,300)	$(5,111,600)	$(3,707,300)	$(5,111,600)

Net income per common share:
Basic and diluted
Net income	$.03	$.03	$.10	$.04

Weighted average number of common and common equivalent shares outstanding:
Basic	11,964,747	12,002,530	11,970,356	12,213,197
Diluted	11,964,747	12,002,530	11,970,356	12,214,683

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,179,000	$479,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,638,400	1,632,800
Gain on sale of equipment	(109,600)	(1,100)
Deferred income tax benefit	(49,200)	(45,300)
Provision for doubtful accounts	116,000	68,900
Changes in operating assets and liabilities:
Accounts receivable, net	626,400	(1,240,900)
Inventories	(879,400)	17,200
Prepaid expenses and other current assets	(190,000)	(424,000)
Other assets	800	(11,300)
Accounts payable	(90,600)	754,500
Accrued liabilities	(153,800)	(160,300)

Net cash provided by operating activities	2,088,000	1,070,300

Cash flows from investing activities:
Repayments on notes receivable	28,300	92,200
Capital expenditures	(1,573,100)	(1,196,000)
Distribution from investment in partnership	1,800	2,600
Proceeds from sale of equipment	432,300	1,100

Net cash used in investing activities	(1,110,700)	(1,100,100)

Cash flows from financing activities:
Borrowings under line of credit	9,379,300	8,122,600
Repayments under line of credit	(9,119,500)	(6,219,100)
Repayment of long-term debt	(648,300)	(648,200)
Payment of common stock dividend	(599,100)	(616,000)
Repurchases of common stock	(33,000)	(671,300)
Proceeds from issuance of common stock	—	108,000

Net cash (used in)/provided by financing activities	(1,020,600)	76,000

Net (decrease)/increase in cash	(43,300)	46,200

Cash at beginning of period	56,500	44,700

Cash at end of period	$13,200	$90,900

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$155,600	$158,900
Income taxes	$956,900	$563,100

Non-cash financing activity:
Change in fair value of interest rate swap	$(43,500)	$(46,800)

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

NOTE 2 - NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  In March 2005, the Company reached an out of court settlement with the former customer that resulted in a write down of the remaining note balance from $138,600 to $85,000.  The remaining balance of the note is due in three installments of $28,333 beginning in March 2005 with the final installment due in May 2005.  As of March 31, 2005 and June 30, 2004, the balance of this note amounted to $56,700 and $138,600, respectively

NOTE 3 - INVENTORIES:

Inventories consist of:

	March 31, 2005	June 30, 2004
Raw materials	$2,971,100	$2,525,900
Finished goods	4,537,300	4,103,100
	$7,508,400	$6,629,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	March 31, 2005	June 30, 2004
Land	$1,027,300	$1,039,500
Buildings and building improvements	4,896,300	5,291,000
Machinery, equipment, furniture and fixtures	29,694,800	28,938,400
Construction in progress	28,000	164,200
	35,646,400	35,433,100

Less - accumulated depreciation	(22,150,500)	(21,583,400)
	$13,495,900	$13,849,700

NOTE 5 - INTANGIBLE ASSETS:

Intangible assets consist of:

	March 31, 2005	June 30, 2004

Patents	$475,700	$475,700
Less - accumulated amortization, patents	(293,200)	(259,000)

	$182,500	$216,700

Aggregate amortization expense for the nine months ended March 31, 2005 and 2004 was $34,200 and $34,400, respectively.

NOTE 6 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2006 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (5.5% per annum at March 31, 2005).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At March 31, 2005, total borrowings under the Company’s line of credit was $1,617,100 of which $1,500,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 3.83% per annum and maturing April 15, 2005.  Proceeds from the loan were used for working capital purposes.  At March 31, 2005, the Company had approximately $3,382,900 available for future borrowings under the revolving line of credit.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of:

	March 31, 2005	June 30, 2004

Note payable – Bank (A)	$1,332,700	$1,981,000
Less – current portion	(864,300)	(864,300)

	$468,400	$1,116,700

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (5.5% per annum at March 31, 2005).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At March 31, 2005, the total outstanding principal balance was under the LIBOR option at 4.08% per annum maturing April 15, 2005.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of March 31, 2005) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notional amount of the swap agreement will remain at $3 million until August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through to the swap’s maturity on August 15, 2006.

NOTE 8 – ACCRUED LIABILITIES:

Accrued liabilities consists of:

	March 31, 2005	June 30, 2004

Salaries, wages, commissions and related payables	$431,200	$572,500
Other	251,500	336,600
	$682,700	$909,100

NOTE 9 - STOCK OPTION PLAN:

The Company has a stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan allows, at the discretion of the Board of Directors, to grant stock options to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years, and the plan expires on October 6, 2013.

The Company has not granted any options under this plan, and therefore as of March 31, 2005, the Company still has 850,000 shares available for future grants. The Company accounts for its stock options under the intrinsic value method.

NOTE 10 - COMMON STOCK:

At March 31, 2005 and June 30, 2004 there was no outstanding treasury stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the nine months ended March 31, 2005 the Company acquired 16,500 shares of common stock at a total cost of $33,000.

On June 16, 2004, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 23, 2004 to stockholders of record on July 9, 2004.

NOTE 11 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
Current
Federal	$202,700	$228,500	$702,800	$291,800
State	25,200	45,500	133,500	69,000
	227,900	274,000	836,300	360,800

Deferred
Federal	10,500	(20,800)	(35,200)	(37,000)
State	(1,900)	(3,100)	(14,000)	(8,300)
	8,600	(23,900)	(49,200)	(45,300)

	$236,500	$250,100	$787,100	$315,500

At March 31, 2005, the Company had combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,144,900.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2005 if not utilized.

NOTE 12 - OPERATING LEASES:

The Company leases certain facilities and equipment under long-term operating leases that expire at various dates through March 2013.  During the nine months ended March 31, 2005, rent expense under these leases, including month-to-month rentals, was approximately $878,500.  The following table summarizes the obligations under these commitments on an annual basis:

Year Ending June 30,

2005	$1,124,200
2006	1,036,900
2007	994,700
2008	992,800
2009	989,800
Thereafter	2,774,700
$7,913,100

The Company receives sub-lease income on certain properties that it rents from others.  In February 2005, the Company consummated a sub-lease for one of its buildings at its Miami facility with a current rent expense of approximately $5,500 per month, through March 2013.

The building is sub-leased at $4,500 per month for three years ending on April 1, 2008.  Management believes that any additional exposure related to this sublease will not be significant.

NOTE 13 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$339,800	11,964,747	$.03	$375,700	12,002,530	$.03

Effect of dilutive stock options	—	—	—	—	—	—

Diluted EPS	$339,800	11,964,747	$.03	$375,700	12,002,530	$.03

	Nine months ended March 31, 2005			Nine months ended March 31, 2004
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$1,179,000	11,970,356	$.10	$479,800	12,213,197	$.04

Effect of dilutive stock options	—	—	—	—	1,486	—

Diluted EPS	$1,179,000	11,970,356	$.10	$479,800	12,214,683	$.04

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

Results of Operations - Three Months Ended March 31, 2005 and 2004

Net sales for the three months ended March 31, 2005 increased 8.3% to $10,873,200 compared to $10,036,100 for the same period last year.  We are extremely pleased that our sales are still trending upward in spite of signs that the U.S. economy might be cooling down.  Four out of five of our product groups posted gains this quarter.  Our largest gains were realized in marine products that posted a 41% increase in quarterly sales, followed by industrial products at 11%, and contract manufacturing at 5%.  We still feel that there is a lot of opportunities in our marketplace and will continue to position ourselves to take advantage of them.  During this fiscal year we spent approximately $1.4 million on new equipment and tooling in efforts to better serve our customers and attract new business.  We remain confident that these efforts, coupled with prior year capital improvements, has allowed us to become a leader in our industry and will continue to foster positive results.

Cost of goods sold rose slightly to 77.7% of net sales for the three months ended March 31, 2005 compared to 76.3% for the same period last year.  To put this in perspective, our material costs are up 3% as a percentage of net sales; however, we are pleased with our efforts to minimize the effects of rising material and natural gas costs through increasing our sales volumes, passing on price increases, and realizing cost savings through installation of energy efficient machinery.  It is our hope that current economic conditions will also temporarily stifle additional cost escalations.

Selling, general and administrative (“SG&A”) expenses were $1,817,700, or 16.7% of net sales, for the three months ended March 31, 2005 compared with $1,733,100, or 17.3% of net sales, for the same period last year.  As a percentage to net sales, we are pleased with our efforts to maintain SG&A levels in line with revenue levels.  The $84,600 increase between the two periods is primarily attributed to an increase in wage costs that is linked to our sales/marketing and cost efficiency efforts.  We believe the benefits obtained by the increase in our net sales and operating efficiencies has more than justified any minimal increase in overall SG&A costs.

Total interest expense remained static at $50,600 for the three months ended March 31, 2005 compared to $51,900 for the same period last year.  Although our debt level is down $1.5 million compared to amounts outstanding at March 31, 2004, any potential savings in interest costs for borrowings not covered under our interest rate swap agreement have been diminished by an increase in the bank’s prime interest rate of 1.75% over the last nine months.  Because of our interest rate swap agreement; we do not foresee any significant increases in future interest costs even if additional interest rates hikes are instituted.

Our income tax provision was $236,500 for the three months ended March 31, 2005.  This is comparable to last years provision of $250,100 and is consistent with the similar levels of taxable income between the periods.

Net income remained fairly static at $339,800, or $.03 per common share, for the three months ended March 31, 2005 compared to $375,700, or $.03 per common share, for the same period last year.  Again, we are pleased with the growth in sales during the current period that has been instrumental in offsetting increases in our operating costs driven primarily by climbing resin and natural gas costs.  The increase in net sales along with the installation of energy efficient machinery has had a very positive influence on our overall cost structure and as such helped minimize any erosion to our bottom line.  We will continue to benefit from these capital improvement projects through higher efficiencies and lower utility consumption.  We will also benefit from our drive to bolster sales through our focused marketing efforts and plans to institute additional price increases.

Results of Operations – Nine Months Ended March 31, 2005 and 2004

Net sales for the nine months ended March 31, 2005 increased 16.9% to $32,778,000 compared to $28,040,400 for the same period last year.  We are very pleased with the 16.9% increase in net sales during the current period.  We attribute the growth to our focused marketing efforts that have allowed us to expand our presence in our marketplace, as well as an additional week of operations and various price increases instituted during the period.  During the last nine months we have expended approximately $1.4 million on new equipment and new or redesigned molds to effectively capture our target markets.  We believe that this is a key element that has driven our organization to the forefront of our industry and allowed us to better serve our customers with exceptional and functional products.  As a result, all five of our product groups contributed to the $4.7 million increase in net sales during the period.  Our marine products reflected a 34.9% increase over prior period results, followed by contract manufacturing at 17.5%, industrial products at 16.2%, and refuse products at 14.4%.  As we move into the balance of fiscal 2005, we plan to continue to expand and capitalize on these efforts.

Cost of goods sold decreased by 0.8% to 77.3% of net sales for the nine months ended March 31, 2005 compared to 78.1% for the same period last year.  Even after taking into account prior year’s inventory write-down ($200,000), we are pleased with the preservation of gross margin in spite of the challenges to mitigate increases in resin and natural gas costs.  We have been successful in our efforts to mitigate these costs by increasing our sales volumes as noted above, passing on price increases and from the cost savings obtained by recently installed energy efficient machinery.  We believe the latter will continue to minimize the effect of rising natural gas costs.  It is our hope that current economic conditions will also temporarily stifle additional cost escalations.

Selling, general and administrative (“SG&A”) expenses were $5,503,000, or 16.8% of net sales, for the nine months ended March 31, 2005 compared to $5,267,000, or 18.8% of net sales, for the same period last year.  As a percentage to net sales, we are very pleased with the improved coverage of these costs and our ability to maintain SG&A levels in line with revenue levels.  The $236,000 increase between the periods is primarily attributed to an increase in wage costs that is linked to our sales/marketing and cost efficiency efforts.  We believe that the benefits obtained by the increase in our net sales and operating efficiencies has more than justified any increase in our overall SG&A costs.  In addition, we have also benefited from a reduction in product royalty costs of $86,100, which will also benefit operating results through the remaining portion of fiscal year 2005.

Total interest remained fairly static at $154,300 for the nine months ended March 31, 2005 compared to $161,100 for the same period last year.  Although our debt level is down $1.5 million compared to amounts outstanding at March 31, 2004, any potential savings in interest costs for borrowings not covered under our interest rate swap agreement have been diminished by an increase in the bank’s prime rate of 1.75% over the last nine months. Because of our interest rate swap agreement; we do not foresee any significant increases in future interest costs even if additional rate hikes are instituted.

We reported an income tax provision of $787,100 for the nine months ended March 13, 2005 compared to $315,500 for the same period last year.  The fluctuation is consistent with our $1,170,800 increase in income before tax.

Net income increased to $699,200 to $1,179,000, or $.10 cents per common share, for the nine months ended March 31, 2005 compared to $479,800, or $.04 cents per common share, for the same period last year.  We are again pleased with our marketing efforts, the enhancements to our product offerings and the ability to pass along increases in our operating costs that have ultimately promoted the 16.9% increase in net sales.  This coupled with our installation of energy efficient machinery has had a very positive influence on our overall cost structure and as such, provided the necessary catalyst to improve our bottom line by 146%.  We will continue to benefit from our capital improvement projects through higher efficiencies and lower utility consumption as well as our hopes that current economic conditions will tame future cost escalations.  As we move into the final quarter of our fiscal year, we remain energized and fully optimistic that our past achievements coupled with ongoing marketing efforts will continue to foster positive results.

Financial Conditions

Working capital increased $1,281,000 to $9,037,300 at March 31, 2005 compared to $7,756,300 at June 30, 2004.  Working capital benefited from the $699,200 increase in our net income, proceeds from the sale of our Wisconsin real property and the $259,800 increase in net borrowings on our bank line of credit during the current period.  These influxes of capital were used for the purchase of resin, payment of our $.05 common stock dividend and annual bonus plan.  Cash flows from operations increased $1,017,700 to $2,008,000 for the last nine months ended March 31, 2005 compared to $1,070,300 for the same period last year.  The increase is again primarily related to the $699,200 increase in our net income and the cash flows obtained from accounts receivable reductions that were offset by an increase in inventories consistent with current production requirements and to take advantage of preferred resin pricing.

We expended $1,573,100 for property, plant and equipment (“PP&E”) during the nine months ended March 31, 2005, compared to $1,196,000 for the same period last year.  During fiscal 2005, we placed into service three new energy efficient rotational molding machines at a combined cost of $817,300 with the balance of our expenditures primarily going to new tooling and various tooling and machinery enhancement projects.  These expenditures are a testament to our commitment to allocate funding for capital expenditure projects that have provided us with the foundation to improve our operating efficiencies and promote increases in sales revenue.  We anticipate expending $1.9 million on capital expenditures in fiscal 2005.

Net borrowings under the line of credit increased $259,800 to $1,617,100 between June 30, 2004 and March 31, 2005.  The increase is due to the timing of payments related to raw materials purchases, federal income taxes, and our annual bonus plan.  Due to the timing of such payments, it is not unusual to incur temporary fluctuations in our line of credit borrowings throughout the year.  Since June 30, 2004, our total debt borrowings have decreased by $388,500.  During the balance of fiscal 2005, we anticipate out total debt borrowings to remain fairly consistent.  At March 31, 2005, we had $3,382,900 available for future borrowings under the line of credit.

Effective October 1, 2004, the bank extended the maturity date on the line of credit to October 1, 2006.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2007.  All other terms and conditions surrounding our credit facility with the bank remained the same.

During the nine months ended March 31, 2005, we acquired 16,500 shares of common stock at a total cost of $33,000.  We plan to continue this program throughout fiscal year 2005.

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

(b)                                 Reports on Form 8-K

On January 19, 2005, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated January 19, 2005 outlining our unaudited financial results for the three months and six months ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: April 29, 2005	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer