Form 10-K
period 2005-06-30
ROTONICS MANUFACTURING INC/DE
filed 2005-09-22
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☐     No    ☒

Indicate by check mark whether the registrant is as shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐     No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2004, was $14,747,300 (1).

The number of shares of common stock outstanding at September 6, 2005 was 11,940,598.

(1)         Excludes 7,049,108 shares held by directors, officers, and stockholders, whose ownership exceeded 5% of the outstanding shares at December 31, 2004.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Document	Part

Definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on December 5, 2005	III

TABLE OF CONTENTS

PART I

Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a	Quantitative and Qualitative Disclosures About Market Risks
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a	Controls and Procedures

PART III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Forward-Looking Statements

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006.

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

In February 1997, the Company purchased a 9.73-acre facility consisting of 63,000 square feet of manufacturing and office building space in Commerce City, Colorado.  The Company has since expended significant resources to refurbish the facility to house its Colorado operations.  The facility is also located within an enterprise zone, which continues to provide additional benefits.  The Company leases a portion of this facility’s excess office and yard space on a long-term and short-term basis at $7,800 per month.

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

In conjunction with the Rotocast merger, the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations.  The consolidation of these facilities was completed in fiscal 1999 and enhanced the operations of the Company’s remaining facilities, reduced its overall manufacturing overhead costs, and allowed the Company to take greater advantage of its marketing and distribution channels.  Also, in fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities.  The Miami facility building is being sub-leased on a long-term basis at $4,500 per month.

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

The Company purchases resin from eight major suppliers in the U.S. and Canada.  There are seventeen additional suppliers of lesser significance.  Since the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals, and until recent years, has not generally been subject to volatile fluctuations that are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials, blended with virgin materials in the manufacturing of products, whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications that expire through the year 2010.  Although the Company has been able to capture its share of these niche markets and expects to see continued growth, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region, since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location, as well as a growing trend to structure multi-location, rotonically molding businesses throughout the United States.  However, each of these businesses still competes in a geographic region, which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically, the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $4,421,100 and $3,001,200 as of June 30, 2005 and 2004, respectively.  All of the backlog orders as of June 30, 2005 are expected to be filled during fiscal 2006.

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

Employees

As of June 30, 2005, the Company employed a total of 428 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.

Item 2. Properties

The Company’s corporate office occupies a separate building that uses approximately 3,600 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

	Building	Total Facility	Annual
Property	Square	Square	Base	Expiration
Location	Footage	Footage	Rent	Date (2)

Gardena, California (1)	42,800	183,300	$324,600	October 2011

Caldwell, Idaho	21,250	71,200	$105,600	September 2005

Bartow, Florida	46,200	174,600	$131,400	September 2009

Miami, Florida (3)	50,000	86,000	$172,600	March 2013

Gainesville, Texas (4)	—	108,900	$1,000	April 2006

Brownwood, Texas	42,800	136,120	$76,300	March 2013

Las Vegas, Nevada	30,000	90,000	$142,600	March 2013

Knoxville, Tennessee	44,000	174,240	$155,000	March 2013

(1)         The Company has a first right to purchase option on this facility.

(2)         Does not give effect to any renewal options.

(3)         The Company is currently sub-leasing one of the Miami buildings (18,000 sq. ft.) for $4,500 per month and is also sub-leasing a portion of the other building’s office space for $2,500 per month.

(4)         Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994, the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois, for the Company’s Illinois manufacturing operations.  The Texas and Illinois facilities were encumbered by a combined $1.77 million mortgage, which was paid in full on August 15, 2002.  In February 1997, the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado, for the Company’s Colorado manufacturing operations. The Company currently leases a portion of this facility for $7,800 per month. The Company also owned approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production, and office space) in Deerfield, Wisconsin, which was vacated in December 1995 by the Company, and its operations were incorporated into the Illinois facility.  The Wisconsin facility was sold in November 2004 for $425,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock  ($.01 stated value) is traded on the American Stock Exchange  (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 3,650 at September 6, 2005.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2005 and 2004, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low
Fiscal 2004:
First Quarter Ended September 30, 2003	$1.71	$1.25
Second Quarter Ended December 31, 2003	1.70	1.32
Third Quarter Ended March 31, 2004	1.60	1.27
Fourth Quarter Ended June 30, 2004	1.90	1.38

Fiscal 2005:
First Quarter Ended September 30, 2004	$2.62	$1.60
Second Quarter Ended December 31, 2004	3.50	1.85
Third Quarter Ended March 31, 2005	5.49	2.99
Fourth Quarter Ended June 30, 2005	5.30	2.41

Since fiscal 1996 the Company has paid eight regular cash dividends on its Common Stock and in fiscal 2005, the Company declared a regular cash dividend of $.05 per common share on its Common Stock that was paid in July 2005.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors (“the Board”) and will be based on the Company’s future financial ability to declare and pay such dividends.  Additionally, certain lending agreements restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.

The table below discloses the following information with respect to the Company’s equity compensation plans that have been approved by stockholders and plans that have not been approved by stockholders as of June 30, 2005.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	850,000
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	850,000

The table below discloses the following information with respect to purchases of the Company’s common stock during the fourth quarter of fiscal 2005.

Issuer Purchases of Common Stock

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 April 1, 2005 - April 30, 2005	—	$—	—	$65,300
Month #2 May 1, 2005 - May 31, 2005	24,094	$2.71	24,094	$—
Month #3 June 1, 2005 - June 30, 2005	—	$—	—	$1,000,000
Total	24,094	$2.71	24,094	$1,000,000

(1)         In fiscal 2001, the Board of Directors approved a common stock buyback program to purchase up to $1,000,000 of the Company’s common stock.  This program was completed in May 2005.  In June 2005, the Board of Directors approved a new common stock buyback program to purchase up to $1,000,000 of the Company’s common stock.  At June 30, 2005, the Company had $1,000,000 available for additional purchases under the program.  The buyback program does not have an expiration date.

Item 6. Selected Financial Data

	Year ended June 30,
	2005	2004	2003	2002	2001
Income Statement Data
Net sales	$45,131,600	$40,332,900	$35,972,100	$37,973,300	$40,520,100

Cost of goods sold	35,190,100	31,140,600	26,927,300	27,765,900	31,158,700

Gross margin	9,941,500	9,192,300	9,044,800	10,207,400	9,361,400

Selling, general, and administrative expenses	7,088,500	6,888,600	7,068,700	7,540,900	7,635,400

Interest expense	196,900	211,800	266,000	464,100	743,100

Net income from operations	$1,769,900	$1,304,200	$1,156,600	$1,408,700	$473,700

Basic/diluted income per common share from operations	$0.15	$0.11	$0.09	$0.11	$0.04

Avg. common shares outstanding (A)	11,965,200	12,155,500	12,486,000	12,758,800	12,835,200

Other Financial Data
Net income from operations as a percent of sales	3.9%	3.2%	3.2%	3.7%	1.2%

(A)  Computed on the basis of the weighted average number of common shares outstanding during each year.

	At June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data
Current assets	$13,157,900	$12,980,600	$11,440,200	$12,043,100	$13,379,700

Current liabilities	4,584,900	5,224,300	4,710,700	4,559,400	4,185,600

Working capital surplus	8,573,000	7,756,300	6,729,500	7,483,700	9,194,100

Total assets	26,590,200	27,351,800	26,450,200	27,841,800	34,500,800

Long-term debt	1,281,800	2,474,000	2,362,100	3,937,200	7,396,200

Total liabilities	8,289,900	10,174,600	9,500,200	11,061,700	14,193,700

Current ratio	2.9 to 1	2.5 to 1	2.4 to 1	2.6 to 1	3.2 to 1

Net book value per common share (A)	$1.53	$1.43	$1.37	$1.33	$1.59

Dividends (B)	$0.05	$0.05	$0.05	$0.05	$0.04

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal 2006.

Operations

Net sales improved by 11.9% to $45,131,600 in fiscal 2005 compared to $40,332,900 in fiscal 2004.  All of our major product groups contributed to the notable $4.8 million increase in our net sales during fiscal 2005.  As we look back at fiscal 2005, we would like to acknowledge that a significant contribution to this growth was attributed to our efforts to bring new product offerings to the marketplace as well as modify existing product line offerings to better serve our customers.  As a result, our industrial product group, led by tank, material handling and linen & laundry products increased by 16.4%; marine, which includes our rivers & waterways line, increased by 15.2%; and refuse, led by medical waste products, increased by 7.6%.  Our net sales also benefited from an 11.3% increase in contract manufacturing sales.  We continue to realize a consistent flow of products in this group, which included an impressive array of outdoor spas in fiscal 2005.  We remain optimistic about the outlook for fiscal 2006 and believe that the recent tragic events that have occurred in our Gulf Coast also bring hope of more jobs, business opportunities and a stronger nation.  To date, our backlog levels are higher than they were this time last year, which combined with our investments in new energy efficient machinery and tooling and our efforts to expand our marketing channels will continue to benefit future periods.

In fiscal 2004, net sales improved by 12.1% to $40,332,900 compared to $35,972,100 in fiscal 2003.  During fiscal 2004, the majority of our product groups reflected improvements with the most notable being a 20.6% increase in refuse products, a 16.5% increase in contract manufacturing products and a 8.7% increase in industrial products.  We believe a key component to our 2004 sales growth was the $1,525,000 spent on new equipment, tooling and improvements that fulfilled our commitment to increase our sales, improve productivity and continue to improve the quality of our product offerings.

Cost of goods sold was $35,190,100, or 78% of net sales, in fiscal 2005 compared to $31,140,600 and $26,927,300, or 77.2% and 74.9% of net sales, in fiscal 2004 and 2003, respectively.  The increase in our net sales along with our manufacturing efficiencies and systematic price increases have been instrumental in mitigating the overall increase in our cost of goods sold.  Our largest hurdle in fiscal 2005 was combating rising raw material and natural gas costs.  Since the material we use in our manufacturing process is derived from natural gas, the correlation between the two continues to impact our operations.  To put this in perspective, resin prices increased a minimum of 20% in fiscal 2005, or roughly 2.8% as a percentage of net sales, so in retrospect we are extremely pleased with our efforts to minimize the impact to our operating results.  With the recent disaster in our Gulf Coast region coupled with sales of resin to foreign countries, we anticipate these costs to continue to escalate in the ensuing months.  As such, we will continue to implement strategies to minimize their potential impact to future operating results.

Selling general and administrative (“SG&A”) expenses were $7,088,500, or 15.7% of net sales, in fiscal 2005 compared to $6,888,600 and $7,068,700, or 17.1% and 19.7% of net sales, in fiscal 2004 and 2003, respectively.  Although overall costs increased $199,900 in fiscal 2005, we noted a 1.4% drop in SG&A costs as a percentage of net sales.  We were pleased with this correlation as it again confirms our efforts to maintain SG&A levels in line with our revenue growth.  The fiscal 2005 increase in SG&A costs of $199,900 is primarily linked to increased wage costs associated with our sales/marketing and cost efficiency efforts.  We believe the benefits obtained as seen in the increase in our net sales and operating efficiencies has more than justified any minimal increase in our overall SG&A costs.  The $180,100 decrease in SG&A costs between fiscal 2004 and 2003 is primarily attributed to the $190,000 one-time administrative contractual charge that was incurred in fiscal 2003.

Income from operations was $2,853,000, or 6.3% of net sales, in fiscal year 2005 compared to $2,303,700 and $1,976,100, or 5.7% and 5.5% of net sales, in fiscal 2004 and 2003, respectively.  We are pleased that we continue to post year-on-year improvements to our operating results in spite of the challenges to offset rising raw material and utility costs as previously mentioned.  Fiscal 2005 operating results also benefited from overall reductions in our insurance costs, which had previously impacted prior year results, as well as our efforts to keep SG&A costs in check with the 11.9% increase in our net sales.  Because of the uncertainties surrounding our nation’s recent disaster, we fully anticipate raw material and natural gas costs will continue to rise in the near term.  If the general health of the economy remains positive, it is our hope that we can keep pace with these cost escalations by continuing to institute price increases and from the savings obtained from our recently installed energy efficient equipment.

Total interest expense decreased $14,900 to $196,900 in fiscal 2005, compared to $211,800 and $266,000 in fiscal 2004 and 2003, respectively.  Although our debt level is down $1.2 million in comparison to amounts outstanding at the end of fiscal 2004, any potential savings in interest costs for borrowings not covered under our interest rate swap agreement have been diminished by an increase in the bank’s prime interest rate of 2% over the last twelve months.  The converse was true in fiscal 2004, which benefited from historically lower interest rates coupled with a more favorable debt structure as compared to fiscal 2003.  Because of our interest rate swap agreement, which matures in August 2006, we do not foresee any significant increases in future interest costs even if additional rate hikes are instituted.

Income taxes were $1,119,300, $898,500 and $677,400 in fiscal 2005, 2004 and 2003, respectively.  The majority of our income tax provision relates to current taxes due and is consistent with the respective level of taxable income between the periods.

Net income increased $465,700 to $1,769,900, or $.15 per common share, for fiscal 2005 compared to $1,304,200, or $.11 per common share, in fiscal 2004.  The 11.9% increase in our net sales in fiscal 2005 continued to play a pivotal role in boosting our net income by 35.7%.  The increased revenues provided a stronger base to cover our fixed operating and SG&A costs and helped mitigate the ongoing volatility we have experienced in raw material and utility costs.  Secondarily, we will continue to benefit from our existing as well as future installations of energy efficient equipment that continue to improve our operating efficiencies.  Although the recent events that have stricken our great nation have temporarily clouded future market conditions, as a leader in our industry we will strive to take advantage of all opportunities as they present themselves.

Net income increased $147,600 to $1,304,200, or $.11 per common share, for fiscal 2004 compared to $1,156,600, or $.09 per common share, in fiscal 2003.  The second half of fiscal 2004 offered a renewed vigor in the marketplace, that coupled with our efforts to improve sales volumes through enhanced product offerings and productivity resulted in our 12.1% increase in fiscal 2004 sales volumes.  The significant increase in sales volumes provided the needed base to mitigate the rising raw material, utility and insurance costs that challenged our operations, along with the $200,000 fiscal 2004 inventory write down.  We successfully recouped a portion of these costs, which coupled with the reduction in SG&A and interest costs provided the 12.8% increase in current years net income.

Liquidity and Capital Resources

Working capital increased $816,700 to $8,573,000 at June 30, 2005, compared to $7,756,300 at June 30, 2004.  Working capital benefited from the $465,700 increase in our net income, the $388,000 in proceeds received from the sale of our Wisconsin property, collection of note receivable payments and distributions from our partnership investment.  These influxes of capital were used to purchase resin, pay our $.05 common stock dividend and pay down our bank line of credit.  Cash flows from operations increased $811,000 to $3,326,600 in fiscal 2005 compared to $2,515,600 for the same period last year.  The increase again is primarily related to the $465,700 increase in our net income and cash flows obtained from accounts receivable reductions that were offset by a decrease in accounts payable and an increase in inventories that is consistent with current production requirements and to take advantage of preferred resin pricing.

We expended $1,801,000 for property, plant and equipment (“PP&E”) in fiscal 2005, compared to $1,525,000 in fiscal 2004.  During fiscal 2005, we placed into service three new energy efficient rotational molding machines at a combined cost of $817,300 with the balance of our expenditures primarily going to new tooling and various tooling and machinery enhancement projects.  These expenditures continue to mirror our commitment to allocate funding for capital expenditure projects that have provided us with the foundation to improve our operating efficiencies and promote increased sales revenues.  We anticipate capital expenditures to total between $1.2-$1.5 million in fiscal 2006, which currently includes the installation of one new energy efficient rotational molding machine.

Net borrowings under the line of credit decreased $327,900 to $1,029,400 between June 30, 2004 and June 30, 2005. The decrease is due to cash flows obtained from the increase in our net income and overall reductions in outstanding accounts receivable balances.  In addition, since June 30, 2004, our total debt borrowings have also declined by $1,192,200.  We anticipate that this trend will continue through fiscal 2006.  At June 30, 2005, we had $3,970,600 available for future borrowings under the line of credit.

Effective October 1, 2004, the bank extended the maturity date on the line of credit to October 1, 2006.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2007.  All other terms and conditions surrounding our credit facility with the bank remained the same.

The following is a summary of the Company’s contractual commitments associated with its debt and lease obligations as of June 30, 2005:

	For the year ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Principal payments-term debt	$864,300	$252,400	$—	$—	$—	$—	$1,116,700

Line of credit	—	1,029,400	—	—	—	—	1,029,400

Operating leases	1,071,200	1,029,900	1,027,300	1,024,000	921,400	1,948,900	7,022,700

Total commitments	$1,935,500	$2,311,700	$1,027,300	$1,024,000	$921,400	$1,948,900	$9,168,800

In fiscal 2005, we acquired 40,560 shares of common stock at a total cost of $98,400, which completed our 2001 buyback program.  In June 2005, the Board of Directors approved a new buyback program to acquire up to $1,000,000 of the Company’s common stock.  This buyback program does not have an expiration date.  At June 30, 2005, we had 11,940,598 shares of common stock outstanding.

On June 28, 2005, the Board declared a dividend of $.05 per share of common stock payable on July 29, 2005 to stockholders of record on July 18, 2005.  This marks the ninth payment of dividends since 1996 on our common stock.  The Board is committed to annually review a dividend program for our common stock.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 will become effective for the Company as of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operation or cash flows.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements and lease commitments.  Certain financial and operating restrictions under these agreements are fully disclosed in notes 7 and 8 of the consolidated financial statements.

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

Impairments of Long-Lived Assets

In accordance with the methodology described in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  No impairments were recorded in the financial statements included in this Form 10-K.

Revenue Recognition

Revenues are recognized from the sale of our products upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, and collectibility of the resulting receivable is reasonably assured.  Title and risk of loss transfer to the customer when the product leaves the Company’s facility.

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

Our revenue growth and profitability depends on the overall demand for plastic products for commercial, recreational and residential uses.  Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions.  In the past, the general weakening of the global economy, the weakening of business conditions in the manufacturing industry, and governmental budgetary constraints have resulted in a decreased demand for our products.  If demand for our products weakens again, our revenue growth rates will be adversely affected.  In addition, our country’s war on terrorism, the recent natural disaster that hit our Gulf Coast, as well as federal and state budgetary concerns, have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results of operations.  If economic and market conditions do not remain healthy, our business will be adversely affected.

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

•                  changes in plastic resin and natural gas costs;

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

We had approximately $2.1 million of variable rate debt as of June 30, 2005.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, we entered into an interest rate swap effective July 15, 1998, as amended on August 15, 2002.  The swap, which has a notional amount of $3 million as of June 30, 2005, stepped down to $2 million on August 15, 2005 and will remain at this amount until its expiration on August 15, 2006.  The swap fixes the bank’s LIBOR option rate at 4.83% over the term of the contract.  The fair value of the swap, net of tax, amounted to ($15,800) as of June 30, 2005.  If interest rates increased by 1% during fiscal 2006 as compared to fiscal 2005, and additional borrowings are not incurred, we would not expect a significant increase in projected fiscal 2006 interest expense.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates by reference the information set forth under the caption “Election of Directors” in the Proxy Statement to be filed with the Securities and Exchange Commission, and mailed to stockholders in connection with the Company’s Annual Meeting of the Stockholders to be held on December 5, 2005 (“the Proxy Statement”)

Executive Officers

As of September 6, 2005, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	69	Chairman of the Board, President, Chief Executive Officer
E. Paul Tonkovich	67	Secretary, Director
Douglas W. Russell	44	Chief Financial Officer, Assistant Secretary/Treasurer

Sherman McKinniss.  Mr. McKinniss served as President and Chief Executive Officer from August 1991 to December 2001 and again was appointed President and Chief Executive Officer in June 2003.  Mr. McKinniss has also served as Director of the Company since 1991, and was appointed as Chairman of the Board in December 1994.  He was President and a Director of Rotonics from 1987-1991.  Previously, he owned and operated RMI, which he sold to the Company in 1986.  Mr. McKinniss is also a 50% owner of Atlantic Meeco, Inc., a marina dock building company, and has served as a board member of that company since 1993.

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

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the caption “Ratification of Appointment of Independent Auditors” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders that will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.   Exhibits, Financial Statements, Schedules, and Reports on form 8-K

(a)                                  The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, June 30, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income, Years Ended June 30, 2005, 2004, and 2003
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended June 30, 2005, 2004, and 2003
Consolidated Statements of Cash Flows, Years Ended June 30, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

	II	Valuation and Qualifying Accounts, Years Ended June 30, 2005, 2004, and 2003

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)                                 Reports on Form 8-K

On April 18, 2005, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated April 18, 2005 outlining our unaudited financial results for the nine months and three months ended March 31, 2005.

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
Date 09/22/2005

By	/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer
Date 09/22/2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. PAUL TONKOVICH	Secretary, Director	09/22/2005
E. Paul Tonkovich

/s/ BRENT A. BROWN	Director	09/22/2005
Brent A. Brown

/s/ LARRY M. DEDONATO	Director	09/22/2005
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	09/22/2005
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/22/2005
Marc L. Berman

/s/ JULES SANDFORD	Director	09/22/2005
Jules Sandford

/s/ BILL ALLEN	Director	09/22/2005
Bill Allen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotonics Manufacturing Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index appearing under Item 15(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Long Beach, California
August 12, 2005

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash	$310,500	$56,500
Accounts receivable, net of allowance for doubtful accounts of $291,500 and $256,100, respectively	5,430,800	5,784,900
Inventories	6,974,000	6,629,000
Deferred income taxes, net	226,900	243,700
Prepaid expenses and other current assets	215,700	266,500

Total current assets	13,157,900	12,980,600

Notes receivable	—	138,600
Investment in partnership	—	100,900
Property, plant and equipment, net	13,196,700	13,849,700
Intangible assets, net	171,100	216,700
Other assets	64,500	65,300

	$26,590,200	$27,351,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,819,300	3,450,900
Accrued liabilities	901,300	909,100

Total current liabilities	4,584,900	5,224,300

Bank line of credit	1,029,400	1,357,300
Long-term debt, less current portion	252,400	1,116,700
Deferred income taxes, net	2,304,200	2,393,300
Other liabilites	119,000	83,000

Total liabilities	8,289,900	10,174,600

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,940,598 and 11,981,158 shares, respectively	22,029,500	22,127,900
Accumulated other comprehensive loss	(15,800)	(64,400)
Accumulated deficit	(3,713,400)	(4,886,300)

Total stockholders’ equity	18,300,300	17,177,200

	$26,590,200	$27,351,800

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended June 30,
	2005	2004	2003

Net sales	$45,131,600	$40,332,900	$35,972,100
Costs and expenses:
Cost of goods sold	35,190,100	31,140,600	26,927,300
Gross profit	9,941,500	9,192,300	9,044,800
Selling, general, and administrative expenses	7,088,500	6,888,600	7,068,700
Income from operations	2,853,000	2,303,700	1,976,100

Other income/(expense):
Interest expense	(196,900)	(211,800)	(266,000)
Other income, net	233,100	110,800	123,900
Total other income/(expense), net	36,200	(101,000)	(142,100)

Income before income taxes	2,889,200	2,202,700	1,834,000
Income tax provision	(1,119,300)	(898,500)	(677,400)

Net income	1,769,900	1,304,200	1,156,600

Other comprehensive income/(loss), before tax:
Unrealized holding gain/(loss) arising during the period	1,100	36,800	(199,200)
Less: Reclassification adjustments for losses included in net income	79,900	119,400	149,000
Total other comprehensive income/(loss) before tax	81,000	156,200	(50,200)
Income tax (provision)/benefit related to items of other comprehensive income/(loss)	(32,400)	(62,400)	20,000
Total other comprehensive income/(loss), net of tax	48,600	93,800	(30,200)
Comprehensive income	$1,818,500	$1,398,000	$1,126,400

Net income per common share:
Basic and diluted
Net income	$0.15	$0.11	$0.09

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income/(Loss)	Deficit	Total

Balances, June 30, 2002	12,614,942	$23,040,100	$(128,000)	$(6,132,000)	$16,780,100

Repurchase of common stock	(270,151)	(340,500)	—	—	(340,500)
Common stock dividends	—	—	—	(616,000)	(616,000)
Other comprehensive loss, net of tax	—	—	(30,200)	—	(30,200)

Net income	—	—	—	1,156,600	1,156,600

Balances, June 30, 2003	12,344,791	22,699,600	(158,200)	(5,591,400)	16,950,000

Exercise of stock options	96,000	108,000	—	—	108,000
Repurchase of common stock	(459,633)	(679,700)	—	—	(679,700)
Common stock dividends	—	—	—	(599,100)	(599,100)
Other comprehensive income, net of tax	—	—	93,800	—	93,800

Net income	—	—	—	1,304,200	1,304,200

Balances, June 30, 2004	11,981,158	22,127,900	(64,400)	(4,886,300)	17,177,200

Repurchase of common stock	(40,560)	(98,400)	—	—	(98,400)
Common stock dividends	—	—	—	(597,000)	(597,000)
Other comprehensive income, net of tax	—	—	48,600	—	48,600

Net income	—	—	—	1,769,900	1,769,900

Balances, June 30, 2005	11,940,598	$22,029,500	$(15,800)	$(3,713,400)	$18,300,300

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$1,769,900	$1,304,200	$1,156,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177,000	2,182,700	2,120,400
Gain on sales of plant and equipment	(109,600)	(1,000)	(2,100)
Deferred income tax benefit	(104,800)	(83,300)	(101,800)
Provision for doubtful accounts	146,100	100,400	125,000
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable	261,600	(1,465,600)	577,300
Increase in inventories	(345,000)	(258,600)	(61,900)
Decrease/(increase) in prepaid expenses and other current assets	50,800	(10,100)	6,200
Decrease/(increase) in other assets	800	(22,800)	(2,000)
(Decrease)/increase in accounts payable	(629,500)	676,200	715,100
Increase in accrued liabilities	73,300	10,500	22,300
Decrease in income taxes payable	—	—	(128,800)
Increase in other liabilities	36,000	83,000	—
Net cash provided by operating activities	3,326,600	2,515,600	4,426,300

Cash flows from investing activities:
Repayments on notes receivable	85,000	92,100	116,400
Capital expenditures	(1,801,100)	(1,525,000)	(1,532,600)
Proceeds from sales of plant and equipment	432,300	1,500	2,400
Distribution from investment in partnership	100,900	3,400	4,400
Net cash used in investing activities	(1,182,900)	(1,428,000)	(1,409,400)

Cash flows from financing activities:
Borrowings under line of credit	11,847,300	10,502,100	7,253,900
Repayments under line of credit	(12,175,200)	(9,526,000)	(7,064,700)
Repayments of long-term debt	(864,300)	(864,200)	(2,257,600)
Payment of common stock dividends	(599,100)	(616,000)	(630,200)
Proceeds from exercise of stock options	—	108,000	—
Repurchases of common stock	(98,400)	(679,700)	(340,500)
Net cash used in financing activities	(1,889,700)	(1,075,800)	(3,039,100)

Net increase/(decrease) in cash	254,000	11,800	(22,200)
Cash at beginning of year	56,500	44,700	66,900

Cash at end of year	$310,500	$56,500	$44,700

The accompanying notes are an integral part of these financial statements

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation, manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries, located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2005, 2004, or 2003.  In fiscal 2005, the Company purchased in aggregate approximately 98% of its plastic resin from eight vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

The Company’s significant accounting policies are as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenues are recognized from the sale of our products upon shipment, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, and collectibility of the resulting receivable is reasonably assured.  Title and risk of loss transfer to the customer when the product leaves the Company’s facility.

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

Account receivable and allowance for doubtful accounts

The Company records accounts receivable net of a reserve for doubtful accounts. The Company estimates its allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall aging of the accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and records adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectible.

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

	Net Income	Weighted Average Shares Outstanding	EPS
June 30, 2005
Basic EPS
Net income	$1,769,900	11,965,167	$0.15
Effect of dilutive stock options	—	—	—
Diluted EPS	$1,769,900	11,965,167	$0.15

June 30, 2004
Basic EPS
Net income	$1,304,200	12,155,548	$0.11
Effect of dilutive stock options	—	1,115	—
Diluted EPS	$1,304,200	12,156,663	$0.11

June 30, 2003
Basic EPS
Net income	$1,156,600	12,486,038	$0.09
Effect of dilutive stock options	—	10,633	—
Diluted EPS	$1,156,600	12,496,671	$0.09

Geographic and Product Information

All of the Company’s manufacturing operations are located within the United States.  The Company’s revenues were almost exclusively generated in North America for the years ended June 30, 2005, 2004, and 2003.  The Company categorizes its products into five main groups.  Net sales for these products are summarized as follows:

	For Year Ended June 30,
Product Group:	2005	2004	2003
Contract Manufacturing	$19,343,800	$17,379,600	$14,915,100

Industrial	13,991,800	12,017,600	11,058,500

Marine	3,428,600	2,975,600	2,774,700

Refuse	5,226,400	4,858,400	4,029,100

Consumer	3,141,000	3,101,700	3,194,700

Total net sales	$45,131,600	$40,332,900	$35,972,100

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 will become effective for the Company as of the first interim period that begins after June 15, 2005.  The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operation or cash flows.

NOTE 2 – NOTES RECEIVABLE:

In July 2001, the Company and a former customer agreed to convert an open trade receivable balance due from the customer in the amount of $150,000 to a note receivable bearing interest at 8% per annum and maturing on June 15, 2004.  In March 2005, the Company reached an out of court settlement with the former customer that resulted in a write down of the remaining note balance from $138,600 to $85,000, a contingency that was accrued in a prior year by increasing our allowance for doubtful accounts.  The remaining balance of the note was paid in full in May 2005.

NOTE 3 – INVENTORIES:

Inventories consist of:

	June 30,
	2005	2004
Raw materials	$2,470,700	$2,525,900
Finished goods	4,503,300	4,103,100
	$6,974,000	$6,629,000

NOTE 4 - INVESTMENT IN PARTNERSHIP:

The Company owned a 33-1/3% interest in a real estate venture that was acquired in 1998 and was being accounted for using the equity method.  The investment consisted principally of a note receivable which was payable in monthly installments, including interest at 7%, to 2008.  The principal portion of the note receivable was paid in full in June 2005.  The Company anticipates the final dissolution of the partnership in 2005.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	For Year Ended June 30,
	2005	2004
Land	$1,027,300	$1,039,500
Buildings and building improvements	4,941,500	5,291,000
Machinery, equipment, furniture and fixtures	29,877,100	28,938,400
Construction in progress	28,500	164,200
	35,874,400	35,433,100
Less - accumulated depreciation and amortization	(22,677,700)	(21,583,400)
	$13,196,700	$13,849,700

NOTE 6 - INTANGIBLE ASSETS:

Intangible assets consist of:

	For Year Ended June 30,
	2005	2004
Patents	$475,700	$475,700
Less accumulated amortization	(304,600)	(259,000)
Net patents	$171,100	$216,700

Aggregate amortization expense for each of the fiscal years ended June 30, 2005, 2004, and 2003 was $45,600, $45,900 and $46,100, respectively.  Future estimated amortization expense will be approximately $45,000 for each of the next three years and $34,000 in fiscal 2009.

NOTE 7 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures on October 1, 2006 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus ..25% (6.0% per annum at June 30, 2005).  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2005, total borrowings under the Company’s line of credit were $1,029,400 of which $1,000,000 was borrowed under the LIBOR option bearing a LIBOR interest of 4.24% per annum and maturing July 15, 2005. Proceeds from the loan were used for working capital purposes.  At June 30, 2005, the Company had approximately $3,970,600 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2005.

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of:

	For Year Ended June 30,
	2005	2004
Note payable - Bank (A)	$1,116,700	$1,981,000
Less current portion	(864,300)	(864,300)
	$252,400	$1,116,700

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (6.0% per annum at June 30, 2005). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At June 30, 2005, the total outstanding principal balance was under the LIBOR option at 4.49% per annum maturing July 15, 2005.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($3 million as of June 30, 2005) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the banks LIBOR rate.  The notional amount of the swap agreement will remain at $3 million until August 15, 2005 at which time it will be reduced to $2 million and will remain at this amount through to the swap’s maturity on August 15, 2006.  At June 30, 2005 the notional amount of our interest rate swap exceeded our total debt borrowings associated with the swap.  In fiscal 2005, the amount of hedge ineffectiveness for our swap was approximately $5,000.

Aggregate annual maturities of long-term debt are summarized as follows:

Year Ending June 30
2006	$864,300
2007	252,400
$1,116,700

NOTE 9 – RELATED PARTY TRANSACTIONS:

The Company sold molded plastic products and molds under arms–length terms to Atlantic Meeco, Inc. (“AMI”) a company in which the President/CEO/Chairman of the Board of the Company has a 50% equity interest.  Sales to AMI amounted to $113,400, $75,000 and $101,600 in fiscal years 2005, 2004 and 2003, respectively.  Amounts due on sales to AMI were $23,600 and $8,100 at June 30, 2005 and 2004, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.  In fiscal 2005, the Company also purchased $11,200 of resin from AMI.  No amounts were due AMI as of June 30, 2005.

The Company purchased injection molded products under arms-length terms from Custom Plastics (“Custom”) a company in which the owner has a 8.5% equity interest in the Company.  Purchases from Custom amounted to $168,100, $172,000 and $141,000 in fiscal 2005, 2004 and 2003 respectively.  Amounts due on purchases from Custom were $2,000 and $8,600 at June 30, 2005 and 2004, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

In fiscal years 2005, 2004 and 2003, the Company incurred legal fees and costs amounting to $22,000, $60,100 and $21,000, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities consist of:

	June 30,
	2005	2004
Salaries, wages, commissions and related payables	$604,900	$572,500
Other	296,400	336,600
	$901,300	$909,100

NOTE 11 - STOCK OPTION PLAN:

The Company has a stock option plan that was adopted by the Board of Directors on October 7, 2003 and approved by shareholder vote on December 8, 2003.  This plan allows at the discretion of the Board of Directors, to grant stock options to key employees, officers, directors and consultants of the Company to purchase 850,000 shares of the Company’s common stock.  Under the terms and conditions set forth in the plan, the purchase price of the stock options will be at least 85% of the fair market value of the Company’s common stock on grant date.  The maximum term for options granted under the plan is ten years and the plan expires on October 6, 2013.

Stock Option Activity

	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2002	200,000	185,000	$1.1000
Cancelled-prior plan	(95,000)		$1.0724
Balance outstanding at June 30, 2003	105,000	105,000	$1.1250
Exercised-prior plan	(96,000)		$1.1250
Cancelled-prior plan	(9,000)		$1.1250
Balance outstanding at June 30, 2004 & 2005	—	—

The Company did not grant any options in fiscal 2004 or in fiscal 2005.  At June 30, 2005, the Company had 850,000 shares available for future grants.

NOTE 12 - COMMON STOCK:

In fiscal 2005 and 2004, the Company acquired 40,560 and 459,633 shares of its common stock at a total cost of $98,400 and $679,700, respectively.  All shares acquired were subsequently cancelled.  At June 30, 2005 and 2004, there was no outstanding treasury stock.  On June 28, 2005 the Board declared a dividend of $.05 per share of common stock payable on July 29, 2005 to stockholders of record on July 18, 2005.

NOTE 13 - INCOME TAXES:

The components of the income tax provision were:

	For Year Ended June 30,
	2005	2004	2003
Current:
Federal	$(1,031,800)	$(811,500)	$(667,100)
State	(192,300)	(170,300)	(112,100)
	(1,224,100)	(981,800)	(779,200)
Deferred:
Federal	77,800	74,700	69,900
State	27,000	8,600	31,900
	104,800	83,300	101,800
	$(1,119,300)	$(898,500)	$(677,400)

At June 30, 2005, the Company has net operating loss (NOL) carry-forwards of approximately $7,344,600 for state income tax purposes.  The NOL carry-forwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2006 if not utilized.  The state NOL carry-forwards expire as follows:

Amount of Unused State Operating Loss Carryforwards	Expiration During Year Ended June 30,
$533,400	2006
582,600	2007
603,100	2008
840,200	2009
242,300	2010
342,700	2011
476,700	2012
395,300	2013
850,400	2014
262,500	2015
482,800	2016
179,800	2017
235,200	2018
716,700	2019
600,900	2020
$7,344,600

In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carry-forwards.  The current state valuation allowance, amounting to $381,300, represents the estimated amount of state NOL’s that will expire prior to their utilization.  The valuation allowance increased by $22,900 in fiscal 2005 as a result of additional state NOL’s incurred that will not be utilized prior to their expiration.  Realization of the future tax benefits of the NOL carry-forwards is dependent on the Company’s ability to generate taxable income within the carry-forward period.  Management will continue to assess the likelihood of utilizing its state NOL’s by taking into consideration historical results and current economic conditions in which the Company operates.  Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.  Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For Year Ended June 30,
	2005	2004	2003
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	4.0	4.0	3.8
Other items, net	0.7	2.8	(0.9)
Effective income tax rate	38.7%	40.8%	36.9%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2005	2004
Deferred tax assets:
State NOL (net of federal benefit)	$406,800	$408,300
Employment-related reserves	93,200	102,400
Allowance for doubtful accounts	116,600	102,400
Interest rate swap derivative	10,500	43,000
Other liabilities	44,600	33,200
	671,700	689,300
Deferred tax liabilities:
Depreciation and amortization	(2,367,700)	(2,480,500)
Net deferred tax liability before valuation allowance	(1,696,000)	(1,791,200)
Deferred tax assets valuation allowance	(381,300)	(358,400)
Net deferred tax liability	$(2,077,300)	$(2,149,600)

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2005, 2004, and 2003 amounted to $1,143,400, $1,119,800 and $1,122,400, respectively.

At June 30, 2005, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,
2006	$1,071,200
2007	1,029,900
2008	1,027,300
2009	1,024,000
2010	921,400
Thereafter	1,948,900
$7,022,700

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flow information are as follows:

	For the Year Ended June 30,
	2005	2004	2003
Cash paid during the year for:
Interest	$199,300	$213,300	$272,200
Income taxes	$1,218,900	$943,500	$925,400
Non-cash financing activities:
Common dividends declared but not paid	$597,000	$599,100	$616,000
Change in fair value of interest rate swap	$(48,600)	$(93,800)	$30,200

NOTE 16 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2005:
Net sales	$11,969,500	$9,935,400	$10,873,200	$12,353,500
Gross profit	3,024,000	1,986,800	2,422,600	2,508,100
Net income	657,800	181,400	339,800	590,900
Per share:
Net income-basic and diluted	$.05	$.02	$.03	$.05

Fiscal Year 2004:
Net sales	$8,874,900	$9,129,400	$10,036,100	$12,292,500
Gross profit	2,081,700	1,673,400	2,382,000	3,055,200
Net income/(loss)	198,400	(94,200)	375,700	824,300
Per share:
Net income/(loss)-basic and diluted	$.02	$(.01)	$.03	$.07

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2005, 2004 and 2003

	Column B	Column C
	Balance at	Additions					Column E
Column A	Beginning of	Charged to Costs			Column D		Balance at End
Description	Period	and Expenses	Other		Deductions		of Period
June 30, 2005:
Allowance for doubtful accounts	$256,100	$146,100	$—		$(110,700	)(1)	$291,500

Deferred tax asset valuation allowance	$358,400	$—	$22,900	(2)	$—		$381,300

June 30, 2004:
Allowance for doubtful accounts	$231,100	$98,700	$—		$(73,700	)(1)	$256,100

Deferred tax asset valuation allowance	$307,200	$—	$51,200	(2)	$—		$358,400

June 30, 2003:
Allowance for doubtful accounts	$175,000	$123,000	$—		$(66,900	)(1)	$231,100

Deferred tax asset valuation allowance	$307,200	$—	$—		$—		$307,200

(1) Doubtful accounts written off during the year, net of recoveries.

(2) Represents valuation allowance for potential state NOL’s, which may expire prior to utilization.