Form 10-Q
period 2005-09-30
ROTONICS MANUFACTURING INC/DE
filed 2005-10-28
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2005

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

☐Yes     ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Shares	11,914,198 Shares
($.01 stated par value)	Total Pages 14

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$90,100	$310,500
Accounts receivable, net of allowance for doubtful accounts of $264,200 and $291,500, respectively	5,165,600	5,430,800
Inventories	8,202,000	6,974,000
Deferred income taxes, net	220,000	226,900
Prepaid expenses and other current assets	106,900	215,700

Total current assets	13,784,600	13,157,900

Property, plant and equipment, net	12,942,100	13,196,700
Intangible assets, net	159,700	171,100
Other assets	66,500	64,500
	$26,952,900	$26,590,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$864,300	$864,300
Accounts payable	2,919,900	2,819,300
Accrued liabilities	940,800	901,300
Income taxes payable	128,000	—

Total current liabilities	4,853,000	4,584,900

Bank line of credit	765,500	1,029,400
Long-term debt, less current portion	36,300	252,400
Deferred income taxes, net	2,233,000	2,304,200
Other liabilities	83,000	119,000

Total liabilities	7,970,800	8,289,900

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,913,998 and 11,940,598 shares, respectively, net of treasury shares	21,958,400	22,029,500
Accumulated other comprehensive loss, net of tax	(5,700)	(15,800)
Accumulated deficit	(2,970,600)	(3,713,400)

Total stockholders’ equity	18,982,100	18,300,300

	$26,952,900	$26,590,200

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net sales	$12,500,100	$11,969,500
Costs and expenses:
Cost of goods sold	9,550,400	8,945,500
Gross profit	2,949,700	3,024,000
Selling, general and administrative expenses	1,765,400	1,934,900
Income from operations	1,184,300	1,089,100

Other income/(expense):
Interest expense	(30,000)	(52,000)
Other income, net	48,300	63,500
Total other income/(expense), net	18,300	11,500

Income before income taxes	1,202,600	1,100,600
Income tax provision	(459,800)	(442,800)

Net Income	742,800	657,800

Other comprehensive gain before tax:
Unrealized holding gain/(loss) arising during the period	7,200	(19,600)
Less: Reclassification adjustments for losses included in net income	9,800	26,100
Total other comprehensive gain before tax	17,000	6,500
Income tax expense related to items of other comprehensive gain	(6,900)	(2,600)
Total other comprehensive gain, net of tax	10,100	3,900
Comprehensive income	$752,900	$661,700

Accumulated deficit, beginning period	$(3,713,400)	$(4,886,300)
Net income	742,800	657,800
Accumulated deficit, end of period	$(2,970,600)	$(4,228,500)

Net income per common share:
Basic and diluted
Net income	$.06	$ . 05

Weighted average number of common and Common equivalent shares outstanding:
Basic	11,937,036	11,987,825
Diluted	11,937,036	11,987,825

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$742,800	$657,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542,600	543,500
Gain on sales of equipment	—	(33,900)
Deferred income tax provision	(71,200)	(36,100)
Provision for doubtful accounts	(19,500)	39,300
Changes in assets and liabilities:
Decrease in accounts receivable	284,700	520,900
Increase in inventories	(1,228,000)	(564,500)
Decrease in prepaid expenses and other current assets	108,800	66,700
(Increase)/decrease in other assets	(2,000)	800
Increase/(decrease) in accounts payable	697,600	(554,700)
Increase in accrued liabilities	56,500	190,900
Increase in income taxes payable	128,000	90,200
Decrease in other liabilities	(36,000)	—

Net cash provided by operating activities	1,204,300	920,900

Cash flows from investing activities:
Capital expenditures	(276,600)	(435,300)
Proceeds from sales of equipment	—	34,800

Net cash used in investing activities	(276,600)	(400,500)

Cash flows from financing activities:
Borrowings under line of credit	1,159,600	3,404,100
Repayments under line of credit	(1,423,500)	(3,072,400)
Repayment of long-term debt	(216,100)	(216,100)
Payment of common stock dividends	(597,000)	(599,100)
Repurchases of common stock	(71,100)	(4,800)

Net cash used in financing activities	(1,148,100)	(488,300)

Net (decrease)/increase in cash	(220,400)	32,100
Cash at beginning of period	310,500	56,500

Cash at end of period	$90,100	$88,600

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,800	$51,800
Income taxes	$365,000	$363,000
Non-cash financing activity:
Change in fair value of interest rate swap	$(10,100)	$(3,900)

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

Basis of Presentation

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R became effective for the Company as of the first interim period that began after June 15, 2005.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 became effective for the Company as of the first interim period that began after June 15, 2005.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operation or cash flows.

NOTE 2 - INVENTORIES:

Inventories consist of:

	September 30,	June 30,
	2005	2005
Raw materials	$3,572,800	$2,470,700
Finished goods	4,629,200	4,503,300
	$8,202,000	$6,974,000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30,	June 30,
	2005	2005
Land	$1,027,300	$1,027,300
Buildings and building improvements	5,001,400	4,941,500
Machinery, equipment, furniture and fixtures	30,015,000	29,877,100
Construction in progress	88,800	28,500
	36,132,500	35,874,400
Less - accumulated depreciation and amortization	(23,190,400)	(22,677,700)
	$12,942,100	$13,196,700

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	September 30,	June 30,
	2005	2005
Patents	$475,700	$475,700
Less - accumulated amortization	(316,000)	(304,600)
Net patents	$159,700	$171,100

Aggregate amortization expense for each of the three months ended September 30, 2005 and 2004 was $11,400.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which was originally set to mature on October 1, 2006.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (6.5% per annum at September 30, 2005).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2005, total borrowings under the Company’s line of credit was $765,500 of which $250,000 was borrowed under the LIBOR option at a LIBOR rate of 4.78938% maturing October 17, 2005.  Proceeds from the loan were used for working capital purposes.  On October 1, 2005 the bank extended the maturity date on the line of credit to October 1, 2007.  At September 30, 2005, the Company had approximately $4,234,500 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	September 30,	June 30,
	2005	2005
Note payable - Bank (A)	$900,600	$1,116,700
Less current portion	(864,300)	(864,300)
	$36,300	$252,400

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (6.5% per annum at September 30, 2005).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At September 30, 2005, the total outstanding principal balance was under the LIBOR option at 5.03938% per annum maturing October 17, 2005.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($2 million as of September 30, 2005) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notional amount of the swap agreement will remain at $2 million until its maturity on August 15, 2006.  At September 30, 2005 the notional amount of our interest rate swap exceeded our total debt borrowings associated with the swap.  As of September 30, 2005, the amount of hedge ineffectiveness for our swap was approximately $1,000.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30,	June 30,
	2005	2005
Salaries, wages, commissions and related payables	$617,700	$604,900
Other	323,100	296,400
	$940,800	$901,300

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

The Company has not granted any options under this plan, and therefore as of September 30, 2005, the Company still has 850,000 shares available for future grants.

NOTE 9 - COMMON STOCK:

At September 30, 2005, treasury stock consisted of 200 shares of common stock at a cost of $500.  There was no outstanding treasury stock as of June 30, 2005.  The Company’s current buyback program was effective June 28, 2005 and allows the Company to acquire up to $1 million of its outstanding common stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the three months ended September 30, 2005 the Company acquired 26,600 shares of common stock at a total cost of $71,100.

On June 28, 2005, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 29, 2005 to stockholders of record on July 18, 2005.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended
	September 30,
	2005	2004
Current:
Federal	$453,400	$401,000
State	77,600	77,900
	531,000	478,900
Deferred:
Federal	(64,900)	(29,700)
State	(6,300)	(6,400)
	(71,200)	(36,100)
	$459,800	$442,800

At September 30, 2005, the Company has combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,344,600.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” occur, will begin to expire in 2006 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended			Three months ended
	September 30, 2005			September 30, 2004
			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$742,800	11,937,036	$.06	$657,800	11,987,825	$.05
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$742,800	11,937,036	$.06	$657,800	11,987,825	$ . 05

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

Results of Operations - Three Months Ended September 30, 2005 and 2004

Net sales for the three months ended September 30, 2005 increased 4.4% to $12,500,100 compared to $11,969,500 for the same period last year.  We continue to benefit from enhancements to our proprietary product offering, which is apparent in the 17.6% increase in our industrial products group and the 26.9% increase in our refuse products during the current period.  Although our consumer, marine and contract manufacturing product groups have slightly waned due to current uncertainties in our marketplace, we remain optimistic that future demand for these products will not be significantly impacted by potential drops in overall consumer confidence.  Furthermore, we would also like to note that prior year’s net sales benefited from an additional week of operations, and thus was a contributing factor in the comparative downturn in the aforementioned product groups.  At September 30, 2005 our backlogs still reflect positive trends at most of our facilities and still exceed total balances outstanding this time last year.  We remain energized by our current results and by the future prospects currently available in the marketplace including any potential business relating to the recovery and rebuilding of our nation’s Gulf Coast.  In addition, we have committed to new equipment purchases during fiscal 2006 that will also promote additional sales and productivity improvements.

Cost of goods sold increased 1.7% to 76.4% of net sales for the three months ended September 30, 2005 compared to 74.7% for the same period last year.  The increase is attributed to unprecedented increases in resin and natural gas costs during the period.  These costs have been steadily escalating due to industry supply and demand issues that have been further exasperated by the natural disasters that afflicted our nation’s Gulf Coast region.  The Gulf Coast is home to many of our country’s largest resin and natural gas producing companies, which are still in the recovery mode as they continue to work to bring production capacity back on line.  As such, we can anticipate that resin and natural gas costs will continue to be a concern and will burden future operating results. We were pleased with our efforts to mitigate these costs by initiating systematic price increases as well as the $222,000 in savings derived primarily from improved efficiencies in our workforce labor and reductions in workers compensation insurance costs.  We will strive to mitigate existing and future cost escalations relating to resin and natural gas with additional product price increases, ongoing elimination of wasteful costs and expanding our use of energy efficient equipment.

Selling general and administrative (“SG&A”) expenses were $1,765,400, or 14.1% of net sales, for the three months ended September 30, 2005 compared with $1,934,900, or 16.2% of net sales, for the same period last year.  Approximately $85,000 of the decrease is related to lower wage costs that were incurred in the comparative prior period due to the additional week of operations.  The balance of the current period savings was due to our SG&A line item cost reduction efforts, reductions in insurance costs and a $50,000 reduction in our allowance for doubtful accounts based on a re-evaluation of our estimated bad debt reserves.

Total interest expense was $30,000 for the three months ended September 30, 2005 compared to $52,000 for the same period last year.  Our current operations benefited from the overall reduction in our debt levels coupled with a reduction in our swap’s notional amount from $3 million to $2 million.  Because of our interest rate swap agreement we have not incurred any additional interest costs in spite of numerous hikes in our bank’s prime rate and do not foresee any significant increases in future costs even if additional rate hikes are instituted.

Income taxes were $459,800 for the three months ended September 30, 2005 compared to $442,800 for the same period last year.  The majority of our income tax provision relates to current taxes due and is consistent with the respective levels of taxable income between the periods.

Net income increased $85,000 to $742,800, or $.06 per common share, for the three months ended September 30, 2005 compared to $657,800, or $.05 per common share, for the same period last year.  As previously mentioned, we were pleased with our increase in net sales compared to prior year’s results that also had the benefit of an additional week of operations.  Our efforts to maintain and build our sales base proved instrumental in offsetting the unprecedented increases in resin and natural gas costs during the current period along with the savings obtained from lower workforce and workers compensation insurance costs.  Again, we anticipate additional increases in resin and natural gas costs during the ensuing months that in turn could potentially hamper our ability to maintain acceptable gross margin levels.  We are committed to mitigating these costs to the best of our ability.  As our nation and our suppliers continue to recover from our nation’s recent catastrophes, we are hopeful that these inflationary trends will stabilize before the end of 2005.  In the meantime, we look forward to the challenges before us and will continue to promote our efforts to expand our presence in the marketplace.

Financial Condition

Working capital increased $358,600 to $8,931,600 at September 30, 2005 compared to $8,573,000 at June 30, 2005.  The increase is attributed to our current periods net income, which net of the reduction in our debt borrowings, helped fund the increase in inventory to take advantage of preferred resin pricing.  Cash flows from operations increased $283,400 to $1,204,300 for the three months ended September 30, 2005 compared to $920,900 for the same period last year.  Cash flows from operations benefited from the $85,000 increase in our net income as well as reductions in our overall accounts receivable balances that was fueled by improvements in our days sales outstanding.  These cash flows were used to pay our $.05 common stock dividend, acquire additional resin to take advantage of preferred pricing as well as payment of our quarterly federal and state income tax installments.

We expended $276,600 for property, plant and equipment (“PP&E”) during the three months ended September 30, 2005.  As illustrated last year, we are again committed to improve our operations through various capital expenditure projects.  Currently highlighted for fiscal year 2006, are two additional energy efficient machines that will be installed in our Gardena, California and Bartow, Florida locations.  These new machines will be placed into service over the next several months and will continue our pledge to enhance our competitive edge in the marketplace.  We anticipate expending between $1.2 and $1.5 million on capital expenditures in fiscal year 2006.

Net borrowings under the line of credit decreased $263,900 to $765,500 between June 30, 2005 and September 30, 2005.  The decrease is attributed to increased cash flows from operations net of payments for capital expenditure projects, federal income taxes, raw material purchases and our $.05 common stock dividend paid during the current period.  Due to the timing of these types of payments, we anticipate the line of credit to reflect temporary increases throughout the year.  As of September 30, 2005, our overall debt structure decreased $480,000 to $1,666,100.

Effective October 1, 2005, the bank extended the maturity date on the line of credit to October 1, 2007.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2008.  All other terms and conditions surrounding our credit facility with the bank remained the same.

During the three months ended September 30, 2005, we acquired 26,600 shares of common stock at a total cost of $71,100.  We plan to continue this program throughout fiscal year 2006.

On June 28, 2005, the Board of Directors (“The Board”) declared a common stock dividend of $.05 per common share ($597,000) that was paid on July 29, 2005 to stockholders of record on July 18, 2005.  This marked the ninth payment of dividends since 1996 on the Company’s common stock.  The Board is committed to review a dividend program for our common stock on an annual basis.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchasing and repayment of long-term debit for the foreseeable future.

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”).  SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees.  SFAS 123R became effective for the Company as of the first interim period that began after June 15, 2005.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4.  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.

SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 became effective for the Company as of the first interim period that began after June 15, 2005.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operation or cash flows.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements and lease agreements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See notes to Consolidated Financial Statement in our Form 10-K for fiscal 2005, which contain additional information regarding our accounting policies and other disclosures by GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2005 and should be read in conjunction with this interim financial information.  Since June 30, 2005, there have been no significant changes in the Company’s exposure to market risk.

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

(b)           Reports on Form 8-K

On August 12, 2005, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated July 15, 2005 outlining our unaudited fiscal year June 30, 2005 earnings.

On September 19, 2005, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated September 19, 2005 outlining our audited fiscal year June 30, 2005 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: October 28, 2005	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer