Form 10-Q
period 2005-12-31
ROTONICS MANUFACTURING INC/DE
filed 2006-01-30
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2005

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005

Common Shares	11,795,565 Shares
($.01 stated value)

ROTONICS MANUFACTURING INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements

Consolidated Balance Sheets - December 31, 2005 (Unaudited) and June 30, 2005

Consolidated Statements of Operations, Comprehensive Income and Accumulated Deficit - Three Months and Six Months Ended December 31, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows - Six Months Ended December 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3 -	Quantitative and Qualitative Disclosures about Market Risk

	Item 4 -	Control and Procedures

PART II.	OTHER INFORMATION

	Item 4 -	Submission of Matters to a Vote of Security Holders

	Item 6 -	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS

Current assets:
Cash	$37,400	$310,500
Accounts receivable, net of allowance for doubtful accounts of $279,400 and $291,500, respectively	4,583,700	5,430,800
Inventories	8,690,800	6,974,000
Deferred income taxes, net	217,300	226,900
Prepaid expenses and other current assets	355,100	215,700

Total current assets	13,884,300	13,157,900

Property, plant and equipment, net	13,160,400	13,196,700
Intangible assets, net	148,300	171,100
Other assets	66,500	64,500

	$27,259,500	$26,590,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$684,500	$864,300
Accounts payable	2,493,000	2,819,300
Accrued liabilities	805,600	901,300

Total current liabilities	3,983,100	4,584,900

Bank line of credit	1,863,700	1,029,400
Long-term debt, less current portion	—	252,400
Deferred income taxes, net	2,173,900	2,304,200
Other liabilities	97,400	119,000

Total liabilities	8,118,100	8,289,900

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 11,795,565 and 11,940,598 shares, respectively	21,643,600	22,029,500
Accumulated other comprehensive loss, net of tax	(1,400)	(15,800)
Accumulated deficit	(2,500,800)	(3,713,400)

Total stockholders’ equity	19,141,400	18,300,300

	$27,259,500	$26,590,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net sales	$11,596,100	$9,935,400	$24,096,200	$21,904,900
Costs and expenses:
Cost of goods sold	9,094,400	7,948,600	18,644,800	16,894,100
Gross profit	2,501,700	1,986,800	5,451,400	5,010,800

Selling, general and administrative expenses	1,796,900	1,750,400	3,562,300	3,685,300

Income from operations	704,800	236,400	1,889,100	1,325,500

Other income/(expense):
Interest expense	(34,200)	(51,700)	(64,200)	(103,700)
Other income, net	89,100	104,500	137,400	168,000
Total other income	54,900	52,800	73,200	64,300

Income before income taxes	759,700	289,200	1,962,300	1,389,800
Income tax provision	(289,900)	(107,800)	(749,700)	(550,600)
Net income	469,800	181,400	1,212,600	839,200

Other comprehensive gain, before tax:
Unrealized holding gain/(loss) arising during the period	2,700	12,100	9,900	(7,500)
Less: Reclassification adjustments for losses included in net income	4,300	22,000	14,100	48,100
Total other comprehensive gain before tax	7,000	34,100	24,000	40,600
Income tax expense related to items of other comprehensive gain	(2,700)	(13,600)	(9,600)	(16,200)
Total other comprehensive gain, net of tax	4,300	20,500	14,400	24,400
Comprehensive income	$474,100	$201,900	$1,227,000	$863,600

Accumulated deficit, beginning of period	$(2,970,600)	$(4,228,500)	$(3,713,400)	$(4,886,300)
Net income	469,800	181,400	1,212,600	839,200
Accumulated deficit, end of period	$(2,500,800)	$(4,047,100)	$(2,500,800)	$(4,047,100)

Net income per common share:
Basic and diluted
Net income	$.04	$.02	$.10	$.07

Weighted average number of common and common equivalent shares outstanding:
Basic	11,822,427	11,967,371	11,879,735	11,973,098
Diluted	11,822,427	11,967,371	11,879,735	11,973,098

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,212,600	$839,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079,500	1,088,800
Gain on sale of equipment	(40,600)	(109,800)
Deferred income tax benefit	(130,300)	(57,800)
Provision for doubtful accounts	15,900	63,900
Changes in assets and liabilities:
Decrease in accounts receivable	831,200	869,500
Increase in inventories	(1,716,800)	(945,800)
Increase in prepaid expenses and other current assets	(139,400)	(275,500)
(Increase)/decrease in other assets	(2,000)	800
Increase/(decrease) in accounts payable	270,700	(338,700)
(Decrease)/increase in accrued liabilities	(71,700)	110,700
Decrease in other liabilities	(21,600)	—

Net cash provided by operating activities	1,287,500	1,245,300

Cash flows from investing activities:
Capital expenditures	(1,037,800)	(1,303,100)
Distribution from investment in partnership	—	1,100
Proceeds from sale of property and equipment	58,000	432,300

Net cash used in investing activities	(979,800)	(869,700)

Cash flows from financing activities:
Borrowings under line of credit	5,343,900	6,989,400
Repayments under line of credit	(4,509,600)	(6,310,500)
Repayment of long-term debt	(432,200)	(432,200)
Payment of common stock dividend	(597,000)	(599,100)
Repurchases of common stock	(385,900)	(32,400)

Net cash used in financing activities	(580,800)	(384,800)

Net decrease in cash	(273,100)	(9,200)

Cash at beginning of period	310,500	56,500

Cash at end of period	$37,400	$47,300

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$58,800	$98,400
Income taxes	$942,500	$782,000

Non-cash financing activity:
Change in fair value of interest rate swap	$(14,400)	$(24,400)

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

NOTE 2 - INVENTORIES:

Inventories consist of:

	December 31, 2005	June 30, 2005
Raw materials	$3,758,900	$2,470,700
Finished goods	4,931,900	4,503,300
	$8,690,800	$6,974,000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	December 31, 2005	June 30, 2005
Land	$1,027,300	$1,027,300
Buildings and building improvements	5,031,800	4,941,500
Machinery, equipment, furniture and fixtures	30,522,100	29,877,100
Construction in progress	3,600	28,500
	36,584,800	35,874,400

Less - accumulated depreciation	(23,424,400)	(22,677,700)
	$13,160,400	$13,196,700

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	December 31, 2005	June 30, 2005

Patents	$475,700	$475,700
Less - accumulated amortization, patents	(327,400)	(304,600)

	$148,300	$171,100

Aggregate amortization expense for the six months ended December 31, 2005 and 2004 was $22,800.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures October 1, 2007 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (7% per annum at December 31, 2005).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At December 31, 2005, total borrowings under the Company’s line of credit was $1,863,700 of which $1,250,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 5.37% per annum and maturing January 17, 2006.  Proceeds from the loan were used for working capital purposes.  At December 31, 2005, the Company had approximately $3,136,300 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	December 31, 2005	June 30, 2005

Note payable – Bank (A)	$684,500	$1,116,700
Less – current portion	(684,500)	(864,300)

	$—	$252,400

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (7% per annum at December 31, 2005).  In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year.  At December 31, 2005, the total outstanding principal balance was under the LIBOR option at 5.62% per annum maturing January 17, 2006.  The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($2 million as of December 31, 2005) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  The notational amount of the swap agreement will remain at $2 million until its maturity on August 15, 2006.

NOTE 7 – ACCRUED LIABILITIES:

Accrued liabilities consists of:

	December 31, 2005	June 30, 2005

Salaries, wages, commissions and related payables	$605,400	$604,900
Other	200,200	296,400
	$805,600	$901,300

NOTE 8- STOCK OPTION PLAN:

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

The Company has not granted any options under this plan, and therefore as of December 31, 2005, the Company still has 850,000 shares available for future grants.

NOTE 9 - COMMON STOCK:

At December 31, 2005 and June 30, 2005 there was no outstanding treasury stock.  The Company’s current buyback program was effective June 28, 2005 and allows the Company to acquire up to $1 million of its outstanding common stock.  The Company continues to support its buyback whenever the market value per share is under recognized by the stock market.  During the six months ended December 31, 2005 the Company acquired 145,000 shares of common stock at a total cost of $385,900.

On June 28, 2005, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 29, 2005 to stockholders of record on July 18, 2005.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Current
Federal	$297,400	$99,100	$750,800	$500,100
State	51,600	30,400	129,200	108,300
	349,000	129,500	880,000	608,400
Deferred
Federal	(54,400)	(16,000)	(119,300)	(45,700)
State	(4,700)	(5,700)	(11,000)	(12,100)
	(59,100)	(21,700)	(130,300)	(57,800)
	$289,900	$107,800	$749,700	$550,600

At December 31, 2005, the Company had combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,344,600.  The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2006 if not utilized.

NOTE 11 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method.  Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended December 31, 2005			Three months ended December 31, 2004
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$469,800	11,822,427	$.04	$184,400	11,967,371	$.02
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$469,800	11,822,427	$.04	$181,400	11,967,371	$.02

	Six months ended December 31, 2005			Six months ended December 31, 2004
	Income	Shares	EPS Amount	Income	Shares	EPS Amount
Basic EPS
Net income	$1,212,600	11,879,735	$.10	$839,200	11,973,098	$.07
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$1,212,600	11,879,735	$.10	$839,200	11,973,098	$.07

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

Results of Operations - Three Months Ended December 31, 2005 and 2004

Net sales for the three months ended December 31, 2005 increased 16.7% to $11,596,100 compared to $9,935,400 for the same period last year.  Management is very pleased with the growth in net sales during the current quarter that is attributable to our proprietary products as well as price increases instituted to offset significant increases in our production costs primarily related to raw materials and natural gas costs.  This has notably been our best 2nd quarter in the last several years and reflects the positive results from enhancements to our product lines, our focused sales and marketing efforts and a marketplace that remains positive.  We remain confident that these trends will parlay into the continued expansion of many of our proprietary products.

Cost of goods sold improved to 78.4% of net sales for the three months ended December 31, 2005 compared to 80% for the same period last year.  We continue to see improvements in our gross margins in spite of roughly a 50% increase in natural gas costs as compared to the same period last year and an 18% increase in resin costs during the current quarter.  These cost escalations have been minimized by the increase in our net sales during the current period, which has provided better coverage of our fixed manufacturing costs.  In addition, we have gained efficiencies in our operations that have resulted in an overall reduction in labor costs of about 2% of net sales, or $232,000, as well as ongoing savings received through our installation of energy efficient machinery.

Selling, general and administrative (“SG&A”) expenses were $1,796,900, or 15.5% of net sales, for the three months ended December 31, 2005 compared with $1,750,400, or 17.6% of net sales, for the same period last year.  Although overall SG&A costs remained fairly static between the two periods, we would again like to highlight the positive effect that the increase in our net sales during the current period has had on providing better coverage of these costs.

Total interest expense was $34,200 for the three months ended December 31, 2005 compared to $51,700 for the same period last year.  The cost savings are attributed to an overall reduction in our debt structure of approximately $1 million compared to the same period last year coupled with a reduction in our debt borrowings that are covered under our interest rate swap agreement.  Even though the bank’s prime rate has increased by 1.25% over the last six months, we do not foresee any increases in our future interest costs.

We reported an income tax provision of $289,900 for the three months ended December 31, 2005 compared to $107,800 for the same period last year.  The increase is consistent with the $470,500 increase in income before tax during the current period.

Net income increased $288,400 to $469,800, or four cents per common share, for the three months ended December 31, 2005 compared to $181,400, or two cents per common share, for the same period last year.  We are very pleased with our efforts to increase our market share and pass along various operating costs, which ultimately culminated into the notable 16.7% increase in net sales.  This increase in net sales along with reductions in labor costs, our efforts to hold our SG&A costs at prior year’s levels and the installation of energy efficient machinery have all had a very positive influence on our overall cost structure and ultimately provided the catalyst to improve our bottom line.  As we look forward, current trends might reflect that raw material and natural gas costs have temporarily topped out, however they still remain highly volatile and will be carefully monitored.  In the meantime, we will strive to capitalize on our efficiencies and enhanced product offerings.

Results of Operations - Six Months Ended December 31, 2004 and 2003

Net sales for the six months ended December 31, 2005 increased 10% to $24,096,200 compared to $21,904,900 for the same period last year.  Again, we are very pleased with our 10% net sales growth.  Several of our proprietary product groups continue to reflect the positive impact from recent tooling enhancements as well as the introduction of new products to different RMI divisional regions and the ability to expand our offerings at several locations, compliments of prior year’s installation of energy efficient machinery.  We have continued this trend during fiscal 2006 with various tooling projects and the installation of a new rotomolding machine and a new injection molding machine.  These past and current production enhancements along with price increases that were instituted to offset rising raw material and natural gas costs have been instrumental in boosting our net sales.  As we move into the balance of fiscal 2006, we plan to continue to expand and capitalize on these efforts.

Cost of goods sold remained fairly consistent at 77.4% of net sales for the six months ended December 31, 2005 compared to 77.1% for the same period last year.  We are pleased with our efforts to maintain gross margins at target levels in spite of roughly a 59% increase in raw material costs and a 31% increase in natural gas costs during the current six-month period.  These costs have been minimized by our increase in net sales as indicated above along with the efficiencies gained in our operations that have resulted in an overall reduction in labor costs of about 2% of net sales, or $482,000, and a $134,800 reduction in workers compensation insurance costs.  As we move forward, we believe that these gained efficiencies and our strategies instituted to control rising costs will continue to benefit future operating results and will be monitored against any future escalations in operating costs.

Selling, general and administrative (“SG&A”) expenses were $3,562,300, or 14.8% of net sales, for the six months ended December 31, 2005 compared to $3,685,300, or 16.8% of net sales, for the same period last year.  We are pleased with our efforts to lower our overall SG&A costs both as a percentage of sales and in total expenditures.  Again, our increase in net sales has been instrumental in providing a better coverage of these costs as well as cost savings obtained from slightly lower wage costs and a $50,000 reduction in our allowance for doubtful accounts based on a re-evaluation of our estimated bad debt reserves.

Total interest expense was $64,200 for the six months ended December 31, 2005 compared to $103,700 for the same period last year.  The cost savings are attributed to an overall reduction in our debt structure of approximately $1 million compared to the same period last year coupled with a reduction in our debt borrowings that are covered under our interest rate swap agreement.  Even though the bank’s prime rate has increased by 1.25% over the last six months, we do not foresee any increases in our future interest costs.

We reported an income tax provision of $749,700 for the six months ended December 31, 2005 compared to $550,600 for the same period last year.  The increase is consistent with the $572,500 increase in income before tax during the current period.

Net income increased $373,400 to $1,212,600, or ten cents per common share, for the six months ended December 31, 2005 compared to $839,200, or seven cents per common share, for the same period last year.  We are pleased with our efforts to increase our market share that was fueled by our product enhancements and our ability to pass along various operating costs indicated above, which ultimately culminated into our 10% increase in net sales.  This increase in net sales along with reductions in labor and SG&A costs as well as the installation of energy efficient machinery have all had a very positive influence on our overall cost structure and ultimately provided the catalyst to improve our bottom line.  As we look forward, current trends might reflect that raw material and natural gas costs have temporarily topped out, however they still remain highly volatile and will be carefully monitored.  In the meantime, we remain energized by our enhanced product offerings, our newly installed equipment and the prospects that we are pursuing in the marketplace.

Financial Conditions

Working capital increased $1,328,200 to $9,901,200 at December 31, 2005 compared to $8,573,000 at June 30, 2005.  The increase is derived from our current period’s net income and the increase in our line of credit borrowings that has helped fund the roughly $1.3 million increase in our raw material inventory in order to take advantage of preferred resin pricing.  Cash flows from operations remained fairly consistent at $1,287,500 for the six months ended December 31, 2005 compared to $1,245,300 for the same period last year.  Current period cash flows also benefited from the $373,400 increase in our net income, which was offset by increases in our inventory and accounts payable balances for the purchase of raw materials at preferred pricing.

We expended $1,037,800 for property, plant and equipment (“PP&E”) during the six months ended December 31, 2005 compared to $1,303,100 for the same period last year.  As illustrated last year, we are committed to improve our operations through various capital expenditure projects.  To date in fiscal 2006, we have completed the installation of two additional energy efficient machines at a combined cost of $432,900 with the balance primarily going to new tooling and machinery enhancement projects.  We anticipate expending $1.5 million on capital expenditures in fiscal 2006.

Net borrowings under the line of credit increased $834,300 to $1,863,700 between June 30, 2005 and December 31, 2005.  The increase is primarily attributed to the additional purchases of raw materials to take advantage of preferred pricing and our December 2005 income tax installment payments of approximately $577,500.  Due to the timing of these payments as well as payments for capital expenditure projects, we anticipate our line of credit borrowings to reflect temporary increases throughout the year, but overall will likely see our total debt borrowings trend down during the balance of fiscal 2006.  At December 31, 2005, our overall debt structure increased by $402,100 to $2,548,200 and we had $3,136,300 available for future borrowings under our line of credit.

Effective October 1, 2005, the bank extended the maturity date on the line of credit to October 1, 2007.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2008.  All other terms and conditions surrounding our credit facility with bank remained the same.

During the six months ended December 31, 2005, we acquired 145,000 shares of common stock at a total cost of $385,900.  We plan to continue this program throughout fiscal year 2006.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.”  This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  SFAS No. 153 became effective for the Company as of the first interim period that began after June 15, 2005.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operation or cash flows.

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

ROTONICS MANUFACTURING INC.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 5, 2005, incumbent directors Sherman McKinniss, Marc L. Berman, Larry M. DeDonato, Larry L. Snyder, E. Paul Tonkovich, Jules Sandford, Brent A. Brown and Bill Allen were re-elected to the Board of Directors of the Company to serve for a one-year term.  Messr. McKinniss received 11,543,095 votes in his favor, with 51,024 votes withheld, Messr. Berman received 11,552,397 votes in his favor, with 41,722 votes withheld, Messr. DeDonato received 11,549,152 votes in his favor, with 44,967 votes withheld, Messr. Snyder received 11,570,176 votes in his favor, with 23,943 votes withheld, Messr. Tonkovich received 11,547,597 votes in his favor, with 46,522 votes withheld, Messr. Sandford received 11,569,321 votes in his favor, with 24,798 votes withheld, Messr. Brown received 11,569,429 votes in his favor, with 24,690 votes withheld and Messr. Allen received 11,570,892 votes in his favor, with 23,227 votes withheld.  There were no broker non-votes.

The Stockholders also ratified the appointment of Windes & McClaughry Accountancy Corporation as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.  Windes & McClaughry Accountancy Corporation received 11,569,651 votes in their favor, with 14,945 votes against and with 9,523 votes abstained.  There were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		Exhibit No.	Exhibit Title
		31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
		31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
		32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

	(b)	Reports on Form 8-K

On October 14, 2005, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated October 14, 2005 outlining our unaudited financial results for the three months ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: January 30, 2006	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer, Chairman of the Board

	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer, Assistant Secretary/Treasurer