Form 10-Q
period 2006-03-31
ROTONICS MANUFACTURING INC/DE
filed 2006-05-01
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2006

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

☒ Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Shares	11,788,865 Shares
($.01 stated value)

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$53,000	$310,500
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $291,500, respectively	5,167,400	5,430,800
Inventories	8,181,200	6,974,000
Deferred income taxes, net	216,000	226,900
Prepaid expenses and other current assets	378,700	215,700

Total current assets	13,996,300	13,157,900

Property, plant and equipment, net	13,012,600	13,196,700
Intangible assets, net	136,900	171,100
Other assets	67,600	64,500

	$27,213,400	$26,590,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$468,500	$864,300
Accounts payable	2,402,200	2,819,300
Accrued liabilities	647,700	901,300

Total current liabilities	3,518,400	4,584,900

Bank line of credit	2,165,400	1,029,400
Long-term debt, less current portion	—	252,400
Deferred income taxes, net	2,161,200	2,304,200
Other liabilities	83,000	119,000

Total liabilities	7,928,000	8,289,900

Stockholders’ equity:
Common stock, stated value $.01: authorized 20,000,000 shares; issued and outstanding 11,788,865 and 11,940,598 shares, respectively	21,624,500	22,029,500
Accumulated other comprehensive income/(loss), net of tax	700	(15,800)
Accumulated deficit	(2,339,800)	(3,713,400)

Total stockholders’ equity	19,285,400	18,300,300

	$27,213,400	$26,590,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net sales	$11,034,600	$10,873,200	$35,130,800	$32,778,000
Costs and expenses:
Cost of goods sold	9,071,000	8,450,600	27,715,900	25,344,600
Gross profit	1,963,600	2,422,600	7,414,900	7,433,400

Selling, general and administrative expenses	1,430,700	1,817,700	4,993,000	5,503,000
Plant consolidation expenses (see note)	285,500	—	285,500	—

Income from operations	247,400	604,900	2,136,400	1,930,400

Other income/(expense):
Interest expense	(38,600)	(50,600)	(102,800)	(154,300)
Other income, net	61,300	22,000	198,800	190,000
Total other income/(expense)	22,700	(28,600)	96,000	35,700

Income before income taxes	270,100	576,300	2,232,400	1,966,100
Income tax provision	(109,100)	(236,500)	(858,800)	(787,100)
Net income	161,000	339,800	1,373,600	1,179,000

Other comprehensive gain, before tax:
Unrealized holding gain arising during the period	1,700	14,400	11,600	6,900
Less: Reclassification adjustments for losses included in net income	1,800	17,500	15,900	65,600
Total other comprehensive gain before tax	3,500	31,900	27,500	72,500
Income tax expense related to items of other comprehensive gain	(1,400)	(12,800)	(11,000)	(29,000)
Total other comprehensive gain, net of tax	2,100	19,100	16,500	43,500
Comprehensive income	$163,100	$358,900	$1,390,100	$1,222,500

Accumulated deficit, beginning of period	$(2,500,800)	$(4,047,100)	$(3,713,400)	$(4,886,300)
Net income	161,000	339,800	1,373,600	1,179,000
Accumulated deficit, end of period	$(2,339,800)	$(3,707,300)	$(2,339,800)	$(3,707,300)

Net income per common share:
Basic and diluted
Net income	$.02	$.03	$.12	$.10

Weighted average number of common and common equivalent shares outstanding:
Basic	11,791,403	11,964,747	11,850,720	11,970,356
Diluted	11,791,403	11,964,747	11,850,720	11,970,356

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,373,600	$1,179,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,619,300	1,638,400
Gain on sale of equipment	(42,300)	(109,600)
Deferred income tax benefit	(143,000)	(49,200)
Provision for doubtful accounts	(61,400)	116,000
Changes in assets and liabilities:
Accounts receivable, net	324,800	626,400
Inventories	(1,207,200)	(879,400)
Prepaid expenses and other current assets	(163,000)	(190,000)
Other assets	(2,000)	800
Accounts payable	179,900	(90,600)
Accrued liabilities	(227,300)	(153,800)
Other liabilities	(36,000)	—

Net cash provided by operating activities	1,615,400	2,088,000

Cash flows from investing activities:
Repayments on notes receivable	—	28,300
Capital expenditures	(1,418,400)	(1,573,100)
Distribution from investment in partnership	—	1,800
Proceeds from sale of property and equipment	59,700	432,300

Net cash used in investing activities	(1,358,700)	(1,110,700)

Cash flows from financing activities:
Borrowings under line of credit	7,828,200	9,379,300
Repayments under line of credit	(6,692,200)	(9,119,500)
Repayment of long-term debt	(648,200)	(648,300)
Payment of common stock dividend	(597,000)	(599,100)
Repurchases of common stock	(405,000)	(33,000)

Net cash used in financing activities	(514,200)	(1,020,600)

Net decrease in cash	(257,500)	(43,300)

Cash at beginning of period	310,500	56,500

Cash at end of period	$53,000	$13,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$95,500	$155,600
Income taxes	$1,039,500	$956,900

Non-cash financing activity:
Change in fair value of interest rate swap	$(16,500)	$(43,500)

The accompanying notes are an integral part of these financial statements.

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

Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which proves that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also eliminates the previous restrictions under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS NO. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights and requires additional disclosure for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.

NOTE 2 - INVENTORIES:

Inventories consist of:

	March 31,	June 30,
	2006	2005

Raw materials	$3,245,300	$2,470,700
Finished goods	4,935,900	4,503,300
	$8,181,200	$6,974,000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	March 31,	June 30,
	2006	2005
Land	$1,027,300	$1,027,300
Buildings and building improvements	5,033,700	4,941,500
Machinery, equipment, furniture and fixtures	30,770,200	29,877,100
Construction in progress	113,900	28,500
	36,945,100	35,874,400

Less - accumulated depreciation	(23,932,500)	(22,677,700)
	$13,012,600	$13,196,700

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	March 31,	June 30,
	2006	2005
Patents	$475,700	$475,700
Less - accumulated amortization, patents	(338,800)	(304,600)

	$136,900	$171,100

Aggregate amortization expense for the nine months ended March 31, 2006 and 2005 was $34,200. Future estimated amortization expense will be $11,400 for the fourth quarter of fiscal 2006, $45,200 for fiscal years 2007-2008 and $35,100 in fiscal 2009.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank. The line matures October 1, 2007 and is secured by the Company’s machinery and equipment, accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate minus .25% (7.5% per annum at March 31, 2006). The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days. At March 31, 2006, total borrowings under the Company’s line of credit was $2,165,400 of which $2,000,000 was borrowed under the LIBOR option bearing a LIBOR interest rate of 5.7525% per annum and maturing April 17, 2006. Proceeds from the loan were used for working capital purposes. At March 31, 2006, the Company had approximately $2,834,600 available for future borrowings under the revolving line of credit.

NOTE 6 - LONG-TERM DEBT:

Long-term debt consists of:

	March 31,	June 30,
	2006	2005
Note payable – Bank (A)	$468,500	$1,116,700
Less – current portion	(468,500)	(864,300)

	$—	$252,400

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25% (7.5% per annum at March 31, 2006). In addition, the loan agreement allows the Company to convert all or a portion of the outstanding principal to a LIBOR-based loan for periods up to one year. At March 31, 2006, the total outstanding principal balance was under the LIBOR option at 6.0025% per annum maturing April 17, 2006. The note is secured by the Company’s machinery and equipment, accounts receivable and inventories and matures October 15, 2007.

The Company has an interest rate swap agreement with the bank. The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($2 million as of March 31, 2006) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate. The notational amount of the swap agreement will remain at $2 million until its maturity on August 15, 2006.

NOTE 7 – ACCRUED LIABILITIES:

Accrued liabilities consists of:

	March 31,	June 30,
	2006	2005

Salaries, wages, commissions and related payables	$413,300	$604,900
Other	234,400	296,400
	$647,700	$901,300

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

The Company has not granted any options under this plan, and therefore as of March 31, 2006, the Company still has 850,000 shares available for future grants.

NOTE 9 - COMMON STOCK:

At March 31, 2006 and June 30, 2005 there was no outstanding treasury stock. The Company’s current buyback program was effective June 28, 2005 and allows the Company to acquire up to $1 million of its outstanding common stock. The Company continues to support its buyback whenever the market value per share is under recognized by the stock market. During the nine months ended March 31, 2006 the Company acquired 151,700 shares of common stock at a total cost of $405,000.

On June 28, 2005, the Board of Directors declared a common stock dividend of $.05 per common share, which was paid on July 29, 2005 to stockholders of record on July 18, 2005.

NOTE 10 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Current
Federal	$106,100	$202,700	$856,900	$702,800
State	15,700	25,200	144,900	133,500
	121,800	227,900	1,001,800	836,300

Deferred
Federal	(14,300)	10,500	(133,600)	(35,200)
State	1,600	(1,900)	(9,400)	(14,000)
	(12,700)	8,600	(143,000)	(49,200)
	$109,100	$236,500	$858,800	$787,100

At March 31, 2006, the Company had combined Florida and Tennessee state net operating loss (NOL) carryforwards, with expiration dates ranging from 2006-2020, of approximately $7,372,400. Of this amount, a valuation allowance of $5,866,600 has been reserved for the estimated amount of Tennessee state NOL’s that will expire prior to their utilization. The NOL carryforwards, which are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2006 if not utilized.

NOTE 11 – OPERATING LEASES:

The Company leases certain facilities and equipment under long-term operating leases that expire at various dates through March 2013. During the nine months ended March 31, 2006, rent expense under these leases, including month-to-month rentals, was approximately $897,300. The following table summarizes the obligations under these commitments on an annual basis:

Year Ending June 30,

2006	$1,071,200
2007	1,029,900
2008	1,027,300
2009	1,024,000
2010	921,400
Thereafter	1,948,900
$7,022,700

The Company receives sub-lease income on certain properties that it rents from others. In February 2005, the Company consummated a sub-lease for one of its buildings at its Miami facility with a current rent expense of approximately $6,100 per month, through March 2013. The building is sub-leased at $4,800 per month for three years ending on April 1, 2008. Management believes that any additional exposure related to this sublease will not be significant. The Company is also in the process of completing the relocation of its injection molding operation that will leave the second leased building in Miami, Florida partially unoccupied. The current rent expense on this building is approximately $9,600 per month through March 2013 and is currently being partially leased at $2,600 per month. Once the relocation process is fully completed, the Company anticipates that the balance of this building will be leased at a rate that will cover our remaining exposure, however there is no assurance as to when a tenant will occupy the building. Although the outcome of this matter is not readily determinable, management believes that any exposure related to the remaining sub-lease of this building will not be significant.

NOTE 12- EXIT OR DISPOSAL ACTIVITIES:

In January 2006, the Company initiated the consolidation of its Miami, Florida injection molding operations into its Bartow, Florida facility in its efforts to improve operating efficiencies and lower overhead costs. As of March 31, 2006, the relocation process has been substantially completed and the Company anticipates finalizing the process by the end of Fiscal 2006. To date the Company has incurred other qualified non-recurring plant consolidation costs of $285,500. These costs are identified by the line item “Plant consolidation expenses” on the Company’s consolidated statement of operations. The Company has also expended an additional $546,800 on capital expenditure projects in connection with this plant consolidation.

NOTE 13- COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended			Three months ended
	March 31, 2006			March 31, 2005
			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$161,000	11,791,403	$.02	$339,800	11,964,747	$.03
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$161,000	11,791,403	$.02	$339,800	11,964,747	$.03

	Nine months ended			Nine months ended
	March 31, 2006			March 31, 2005
			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$1,373,600	11,850,720	$.12	$1,179,000	11,970,356	$.10
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$1,373,600	11,850,720	$.12	$1,179,000	11,970,356	$.10

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

Results of Operations - Three Months Ended March 31, 2006 and 2005

Net sales for the three months ended March 31, 2006 increased 1.5% to $11,034,600 compared to $10,873,200 for the same period last year. Even though we experienced a sluggish marketplace during the beginning of the current quarter, the tempo ultimately picked-up in the latter part of the quarter. As a result, management was pleased with the growth in some of our product groups, which include our refuse container, tank, linen and laundry and material handling products. The growth in these particular product groups totaled $1,546,300 and reflects the positive results we have obtained from ongoing product line enhancements, our focused efforts to expand our market share for our proprietary product groups and the additions we have made to our manufacturing equipment, which in turn has improved our competitive edge within our regional markets. We have continued our investment trend this year with various tooling projects, the installation of a new roto-moldng machine in Gardena, California and a new injection-molding machine in Bartow, Florida. We remain confident that our efforts will continue to promote expansion of many of our proprietary products.

Cost of goods sold increased 4.5% to 82.2% of net sales for the three months ended March 31, 2006 compared to 77.7% for the same period last year. During the current quarter we continued to work through the exorbitant increases in natural gas and raw material costs that began last summer. The unit costs related to these two items have begun to recede during the current quarter, but ultimately weighed heavy on our ability to pass on these costs and maintain target gross margins. During the current quarter natural gas costs were up $109,200 compared to the same period last year coupled with last quarter’s 18% increase in raw material costs that continued to flow through this quarter’s operations. Throughout the year we have instituted product price increases to offset these rising costs, but due to last quarter’s rapid cost escalations, we found it difficult to effectively pass on these costs. We do anticipate relief during the last quarter of fiscal 2006 as long as these costs hold at their current price levels.

Selling, general and administrative (“SG&A”) expenses were $1,430,700, or 13% of net sales, for the three months ended March 31, 2006 compared with $1,817,700, or 16.7% of net sales, for the same period last year. The reduction in the current quarter’s SG&A expenses are attributed to management’s re-evaluation of its allowance for doubtful accounts and estimated prepaid expense allocation for advertising and tradeshow costs. Combined, the re-evaluation of these account balances resulted in a reduction of SG&A costs of approximately $286,000 in the current quarter.

During the third quarter of fiscal 2006, the Company substantially completed the relocation of its Miami, Florida injection molding operations to the Company’s Bartow, Florida facility. To date the Company has incurred $285,500 in non-recurring plant closure and relocation costs and also has spent an additional $546,800 on capital improvements related to this move. The capital improvements include $128,500 to refurbish existing injection molding equipment and $418,300 for the installation of a new 350-ton injection-molding machine including the necessary ancillary equipment. We expect the consolidation of this facility will have a lasting favorable affect on the

Company’s future operating results. As we move into the fourth quarter, the Company will begin to benefit from a pooling of its labor resources as well as overall lower overhead costs.

Total interest expense was $38,600 for the three months ended March 31, 2006 compared to $50,600 for the same period last year. The cost savings are attributed to an overall reduction in our debt structure of approximately $300,000 compared to the same period last year coupled with a $1 million reduction in the notional amount of our interest rate swap agreement. The latter has allowed debt borrowings in excess of the notional amount to bear more favorable LIBOR interest rates in comparison to our interest rate swap agreement’s fixed rate. Even though the bank’s prime rate has increased by 1.75% over the last nine months, we do not foresee any increases in our future interest costs.

Our income tax provision was $109,100 for the three months ended March 31, 2006 compared to $236,500 for the same period last year. The reduction is consistent with the current period’s level of taxable income.

Net income dropped to $161,000, or two cents per common share, for the three months ended March 31, 2006 compared to $339,800, or three cents per common share, for the same period last year. Again, management is pleased with its proprietary product sales growth, which in turn helped mitigate the notable increases in natural gas and raw material costs we encountered during the period. Even though our gross margins were hampered by these costs during the current period, we anticipate improved results in the near-term due to recent price reductions for both natural gas and resin. In addition, our operating results were also diluted by the non-recurring plant consolidation costs of approximately $285,500, or an after tax net of $.015 per common share. As such, income excluding these non-recurring costs would have been approximately $.03 per common share for the current quarter. Now that the plant consolidation has been substantially completed, we look forward to more efficient and streamlined operations and for now at least, a less hostile natural gas and raw material environment that will also promote improved operating results.

Results of Operations - Nine Months Ended March 31, 2006 and 2005

Net sales for the nine months ended March 31, 2006 increased 7.2% to $35,130,800 compared to $32,778,000 for the same period last year. Once again, our fiscal 2006 growth is attributed to our refuse container, tank, linen and laundry, material handling and also agricultural products. The growth in these product groups totaled $3,673,100. Our efforts to expand our market share for our proprietary products through our sales/marketing efforts, tooling enhancements and the addition of the necessary manufacturing equipment continue to reflect positively on our net sales growth. Management remains committed to these strategies to promote ongoing sales growth and looks forward to a promising fourth quarter that started with a strong backlog of approximately $4.6 million.

Cost of goods sold rose by 1.6% to 78.9% of net sales for the nine months ended March 31, 2006 compared to 77.3% for the same period last year. The rise is again attributed to increases in natural gas and raw material costs that as of March 31, 2006 were still 30% higher than they were at the beginning of fiscal 2006. We are pleased with our efforts to mitigate these costs and maintain reasonable year-to-date margins through our increased sales revenues noted above, systematic product price increases, the use of energy efficient equipment and the cost savings obtained from lower wage ($108,000) and workers compensation insurance ($192,800) costs. As previously mentioned, natural gas and raw material costs have recently receded from their respective prior period highs and should have a positive effect on our fiscal 2006 fourth quarter gross margins. However, as these costs still remain potentially volatile, we will be resolute in our efforts to monitor and mitigate their effect on future operations.

Selling, general and administrative (“SG&A”) expenses were $4,993,000, or 14.2% of net sales, for the nine months ended March 31, 2006 compared to $5,503,000, or 16.8% of net sales, for the same period last year. Overall SG&A costs were down $510,000. Of this amount, $336,000 pertains to management’s re-evaluation of its allowance for doubtful accounts and its estimated prepaid expense allocation for advertising and tradeshow costs. The balance of the savings were primarily derived from lower SG&A wage costs of approximately $99,500.

During the third quarter of fiscal 2006, the Company substantially completed the relocation of its Miami, Florida injection molding operations to the Company’s Bartow, Florida facility. To date the Company has incurred $285,500 in non-recurring plant closure and relocation costs and also has spent an additional $546,800 on capital improvements related to this move. The capital improvements include $128,500 to refurbish existing injection molding equipment and $418,300 for the installation of a new 350-ton injection-molding machine including the necessary ancillary equipment. We expect the consolidation of this facility will have a lasting favorable affect on the Company’s future operating results. As we move into the fourth quarter, the Company will begin to benefit from a pooling of its labor resources as well as overall lower overhead costs.

Total interest expense was $102,800 for the nine months ended March 31, 2006 compared to $154,300 for the same period last year. The cost savings are attributed to an overall reduction in our debt structure of approximately $300,000 compared to the same period last year coupled with a $1 million reduction in the notional amount of our interest rate swap agreement. The latter has allowed debt borrowings in excess of the notional amount to bear more favorable LIBOR interest rates in comparison to our interest rate swap agreement’s fixed rate.

Even though the bank’s prime rate has increased by 1.75% over the last nine months, we do not foresee any increases in our future interest costs.

Our income tax provision was $858,800 for the nine months ended March 31, 2006 compared to $787,100 for the same period last year. The increase is consistent with the current period’s level of taxable income.

Net income increased $194,600 to $1,373,600, or twelve cents per common share, for the nine months ended March 31, 2006 compared to $1,179,000, or ten cents per common share, for the same period last year. Management is very pleased with the 7.2% increase in net sales that was primarily realized in its proprietary product groups as previously outlined. This sales growth helped mitigate the 30% increase in natural gas and raw material costs we encountered during fiscal 2006. This coupled with our cost savings in wage and workers compensation insurance costs were instrumental in maintaining reasonable gross margin results. Our net income was further boosted by overall SG&A savings net of our non-recurring plant consolidation costs of approximately $285,500, or an after tax net of $.015 cents per common share. Now that the plant consolidation has been substantially completed, we look forward to more efficient and streamlined operations and for now at least, a less hostile natural gas and raw material environment that will also promote improved operating results.

Financial Conditions

Working capital increased $1,904,900 to $10,477,900 at March 31, 2006 compared to $8,573,000 at June 30, 2005. The increase is derived from our current period’s net income and the increase in our line of credit borrowings that has helped fund the roughly $775,000 increase in our raw material inventory, net of the payment for our annual bonus plan ($329,500) and our fiscal 2006 dividend payment of $597,000. Cash flows from operations decreased $472,600 to $1,615,400 for the nine months ended March 31, 2006 compared to $2,088,000 for the same period last year. Current period cash flows also benefited from the $194,600 increase in our net income, which was offset by increases in our inventory and accounts payable balances for the purchase of raw materials.

We expended $1,418,400 for property, plant and equipment (“PP&E”) during the nine months ended March 31, 2006 compared to $1,573,100 for the same period last year. As illustrated last year, we are committed to improve our operations through various capital expenditure projects. To date in fiscal 2006, we have installed one roto-molding machine at a cost of $202,700 and expended $546,800 on capital expenditure projects in connection with our Miami, Florida plant consolidation. Of this amount, $128,500 has been spent to refurbish existing injection molding equipment and $418,300 for the installation of a new 350-ton injection-molding machine including the necessary ancillary equipment. As an added plus, the new machines are both energy efficient and will foster manufacturing efficiencies not previously obtainable. The balance of our fiscal 2006 expenditures has gone to new tooling and existing machinery enhancements. We anticipate expending $1.6 million on capital expenditures in fiscal 2006.

Net borrowings under the line of credit increased $1,136,000 to $2,165,400 between June 30, 2005 and March 31, 2006. The increase is primarily attributed to the additional purchases of raw materials to take advantage of preferred pricing, our March 2006 bonus plan pay-out of $329,500 and third quarter income tax installment payments of approximately $100,000. Due to the timing of these payments as well as payments for capital expenditure projects and our current plant consolidation project, we anticipate our line of credit borrowings to reflect temporary increases throughout the year, but overall will likely see our total debt borrowings trend down during the balance of fiscal 2006. At March 31, 2006, our overall debt structure increased by $487,800 to $2,633,900 and we had $2,834,600 available for future borrowings under our line of credit.

Effective October 1, 2005, the bank extended the maturity date on the line of credit to October 1, 2007. In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2008. All other terms and conditions surrounding our credit facility with bank remained the same.

During the nine months ended March 31, 2006, we acquired 151,700 shares of common stock at a total cost of $405,000. We plan to continue this program throughout fiscal year 2006.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which proves that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also eliminates the previous restrictions under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS NO. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights and requires additional disclosure for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.

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

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts Receivable

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are based on a specific review of all significant outstanding receivable balances and may vary based on analysis of historical collection experience or current economic trends. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the results of operations could be affected.

Inventory Valuation

Finished goods inventory is valued at the lower of cost or market and management uses historical gross margin trends and other estimates to continually update labor and overhead allocations. The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process. Such costs are capitalized to inventory as products are manufactured. Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts. Due to the high volume of transactions and the way raw materials are used in product manufacturing, inventory quantities can change rapidly and are impacted by a variety of factors including, production efficiency, obsolescence, scrap, design changes, customer preferences, etc. As such, the Company must regularly count inventories to ensure they are up to date. The Company takes a physical count monthly and reconciles the count to the inventory. However, given the number of transactions, the number of locations and the large number of inventory items, adjustments to the counts do occur on a regular basis. Although we believe that our inventory counts and values are reasonable the inventory does have some inherit estimates that could impact our balance sheet and results of operations.

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

(b)                                 Reports on Form 8-K

On January 17, 2006, we filed a current report of Form 8-K reporting under item 2.02, Results of Operations and Financial Condition, announcing our press release dated January 17, 2006 outlining our unaudited financial results for the three months and six months ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

Rotonics Manufacturing Inc.
Registrant

Date: May 1, 2006	/s/ SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer