Form 10-K
period 2006-06-30
ROTONICS MANUFACTURING INC/DE
filed 2006-09-25
CIK 801873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

Commission file number 1-9429

ROTONICS MANUFACTURING INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2467474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17022 South Figueroa Street	90248
Gardena, California	(Zip Code)
(Address of principal offices)

Registrant’s telephone number, including area code: (310) 538-4932

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 stated par value)	American Stock Exchange
Titles of each class	Name of each Exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes    ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes    ☐     No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

IIndicate by check mark whether the registrant is as shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐     No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2005, was $12,816,400 (1).

The number of shares of common stock outstanding at September 15, 2006 was 11,752,265.

(1)          Excludes 6,995,408 shares held by directors, officers, and stockholders, whose ownership exceeded 5% of the outstanding shares at December 31, 2005.  Exclusion of such shares should not be construed to indicate that the holders thereof possess the power, direct or indirect, to direct the management or policies of registrant, or that such persons are controlled by or under common control with the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We do not intend to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2007.

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

In conjunction with the Rotocast merger, the Company initiated the consolidation of its Warminster, Pennsylvania and Arleta, California facilities into its remaining operations.  The consolidation of these facilities was completed in fiscal 1999 and enhanced the operations of the Company’s remaining facilities, reduced its overall manufacturing overhead costs, and allowed the Company to take greater advantage of its marketing and distribution channels.  In fiscal 1999, the Company consolidated its Miami operations into the remaining operating facilities and in fiscal 2006; the Company consolidated its Nutron (Miami, Florida) injection molding operations into its Bartow, Florida operations.  The two Miami facility buildings are currently being sub-leased on a long-term basis at $4,800 per month and a portion of the Nutron office building at $2,800 per month.  The Company is will also be pursuing a third tenant to sub-lease the remaining 23,000 square feet that the Company was utilizing for its injection molding operations.

On August 29, 2006, the Company entered into an Agreement and Plan of Merger (“the Merger”) with a subsidiary of Spell Capital Partners, LLC (“Buyer”).  As part of the Merger, Mr. Sherman McKinniss, President and CEO of the Company, and the Buyer entered into a Share Exchange and Voting Agreement that requires Mr. McKinniss to contribute 25% of the outstanding capital shares of the Company in exchange for 25% of the outstanding capital stock of the Buyer’s subsidiary.  The Buyer will then acquire the remaining 75%, including public shares, of the currently outstanding capital stock of the Company for $3.00 per share cash.  A Special Meeting of the Shareholders will be held to consider and vote upon the proposed merger.

The Corporate office of the Company is located at the same site as the RMI-G (Gardena, California) facility and our telephone number is (310) 538-4932.  We maintain a website at www.rotonics.com that contains additional information about Rotonics Manufacturing Inc.  Our Form 10K, Form 10Q, Forms 8K and other filings with the Securities and Exchange Commission are on our corporate website www.rotonics.com as soon as reasonably possible after we file them with or furnish them to the SEC.  The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website.  They are also available online at the Securities and Exchange Commission (SEC) website on the Internet.  The address of that site is www.sec.gov.

Description of Business

The Company currently has nine manufacturing locations and was again listed by a plastics industry periodical as one of the top ten rotational molders in North America.  These operating divisions manufacture a variety of plastic products for commercial, agricultural, pharmaceutical, governmental, building, medical waste, refuse, retail, recreation, marine, healthcare and residential use, as well as a vast number of custom plastic products for a variety of industries, utilizing the rotonically molding process and, on a smaller scale; injection molding and dip molding processes. In April 1998, the injection molding process was added to the Company’s manufacturing operations as part of the Rotocast merger.  Utilizing this process, the Company markets a variety of parts for commercial, promotional, and residential uses, under the trade name Nutron.  Rotonically molding is a process for molding plastic resin by rotating a mold in a heated environment, while the plastic resin powder placed inside the mold melts and evenly coats the inner wall of the mold.  The injection molding process varies in that the plastic resin is first heated to a molten state and then injected under pressure into a mold.  The rotonically molding process has been used for many years and continues to be recognized as a growth industry in recent years, as a result of numerous ongoing business consolidations and the development of new resins.  These new resins allow rotonically molded items to compete with more traditional materials such as carbon, fiberglass, and stainless steel, especially in the fabrication of large, lightweight, one-piece molded items, such as storage tanks and polysteel light poles.  Rotonically molding is a particularly advantageous process for users of molded plastic products who may want to test different prototypes, or who do not require sufficient numbers of such products to justify a more expensive manufacturing process.  The Company’s products include various types of storage tanks, bin lids, refuse containers for automated removal, medical waste containers, agricultural/livestock products, kayaks, outdoor polysteel lamp posts, furniture, planters, and other rotonically molded items.

The Company purchases resin from nine major suppliers in the U.S. and Canada.  There are fourteen additional suppliers of lesser significance.  Since the majority of the resin used in the manufacturing process is a polyethylene derived from natural gas, resin price is not directly related to the price for petrochemicals, and until recent years, has not generally been subject to volatile fluctuations that are often experienced by the petroleum industry.  The Company also incorporates the use of recycled plastic materials, blended with virgin materials in the manufacturing of products, whenever appropriate.

The Company holds several patents on storage containers used for pharmaceutical, commercial and residential applications that expire through the year 2010.  Although the Company has been able to capture its share of these niche markets, no one patent or groups of patents is considered material to the business as a whole.

Competition for the Company’s products is governed by geography and region, since large capacity tanks and bulky hollow products are expensive to ship long distances and, as such, any prospective competitor is constrained by shipping costs.  There are numerous single-location, as well as a growing trend to structure multi-location, rotonically molding businesses throughout the United States.  However, each of these businesses still competes in a geographic region, which is determined by customer demand within that region, a constraint inherent to the industry.  Due to its nationwide presence, the Company has substantially alleviated this constraint.  The Company’s sales are usually not subject to large seasonal fluctuations as the business typically operates on significant backlogs with a diverse product mix.  Peak season is usually experienced in the period from April through June.  Historically, the quarter from January through March is the slowest production period of the year.  The Company’s backlog was $4,368,900 and $4,421,100 as of June 30, 2006 and 2005, respectively.  All of the backlog orders as of June 30, 2006 are expected to be filled during fiscal 2007.

The Company’s products are marketed through the in-house sales and engineering staff, various distributors and outside commission-based sales representatives.  The Company has a diverse customer base, which covers a multitude of industries.  Since fiscal 1991, no sales to any one single customer represented a material part of the Company’s business.

Research and development expenditures for the Company were insignificant for the last three fiscal years.

Regulation

The Company believes it is in compliance with all applicable federal, state and local laws relating to the protection of the environment, and does not anticipate any such laws will have material effect on its financial position, capital expenditures, or competitive position.

Employees

As of June 30, 2006, the Company employed a total of 429 individuals.  The Company maintains, for its respective employees who are eligible, a medical insurance plan (some of which is contributory), a group life insurance plan, an annual bonus plan and a semi-annual attendance bonus plan.  We consider our relationship with our employees to be good.  No employees are represented by a labor union or covered by a collective bargaining agreement.

Item 1A. Risk Factors

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic environment that presents numerous risks.  Many of these risks are beyond our control and are driven by factors that we cannot predict.  The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.

Our revenue growth and profitability depends on the overall demand for plastic products for commercial, recreational and residential uses.  Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions.  In the past, the general weakening of the global economy, the weakening of business conditions in the manufacturing industry, and governmental budgetary constraints have resulted in a decreased demand for our products.  If demand for our products weakens again, our revenue growth rates will be adversely affected.  In addition, our country’s ongoing war on terrorism as well as federal and state budgetary concerns, have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results of operations.  If economic and market conditions do not remain healthy, our business will be adversely affected.

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

Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event, such as terrorist attacks upon the United States.  Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults.  A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.  Such disruptions, particularly at the end of a quarter, could also adversely affect quarterly revenues and net income.

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

Risks related to the proposed merger.

There are several risks associated with the potential merger of the Company further described in Item 9B below, including without limitation:

•                  the per share cash consideration of $3.00 will not change even if the market price of the Company’s stock changes before the merger is completed;

•                  if the merger is completed, public stockholders of the Company will not participate in any future earnings, losses, growth or decline of the Company;

•                  the risk that the Merger Agreement could be terminated under circumstances that would require the Company to pay a fee of $1.5 million or reimburse the buyer’s expenses up to a maximum of $500,000;

•                  the Company’s costs and expenses related to the merger, which are substantial, must be paid even if the merger is not completed;

•                  if the merger is not completed, our stock price could fluctuate dramatically;

•                  if the merger is not completed, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 that will result in significant additional expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate office occupies a separate building that uses approximately 5,800 square feet of the facilities of RMI-G in Gardena, California.

The operating divisions lease warehouse, production and office space as follows:

	Building	Total Facility	Annual
Property	Square	Square	Base	Expiration
Location	Footage	Footage	Rent	Date(2)

Gardena, California (1)	43,000	183,300	$341,400	October 2011

Caldwell, Idaho	21,250	71,200	$105,600	Month-to-Month

Bartow, Florida	46,200	174,600	$136,000	September 2009

Miami, Florida (3)	50,000	86,000	$188,300	March 2013

Gainesville, Texas (4)	—	108,900	$1,000	April 2011

Brownwood, Texas	42,800	136,120	$81,700	March 2013

Las Vegas, Nevada	30,000	90,000	$150,600	March 2013

Knoxville, Tennessee	44,000	174,240	$164,600	March 2013

(1)          The Company has a first right to purchase option on this facility.

(2)          Does not give effect to any renewal options.

(3)          The Company is currently sub-leasing one of the Miami buildings (18,000 sq. ft.) for $4,800 per month,  is sub-leasing 7,000 sq. ft. of the other building’s office space for $2,800 per month and will be pursuing a third tenant for the remaining 23,000 sq. ft. of this building.

(4)          Represents a 2.5 acre ground lease adjacent to owned, Gainsville, Texas facility.

The Company owns 2.1 acres (including 38,000 square feet of warehouse, production and office space) in Gainesville, Texas.  In September 1994, the Company purchased 3.1 acres (including 63,300 square feet of warehouse, production and office space) in Bensenville, Illinois, for the Company’s Illinois manufacturing operations.  In February 1997, the Company purchased for cash 9.73 acres (including 63,000 square feet of warehouse, production and office space) in Commerce City, Colorado, for the Company’s Colorado manufacturing operations. All Company owned real property was still unencumbered as of June 30, 2006.  The Company also owned approximately 1.59 unencumbered acres (including 35,100 square feet of warehouse, production, and office space) in Deerfield, Wisconsin, which was vacated in December 1995 by the Company, and its operations were incorporated into the Illinois facility.  The Wisconsin facility was sold in November 2004 for $425,000.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

Item 3. Legal Proceedings

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

On September 13, 2006, following the announcement of the Merger Agreement on August 30, 2006, a person alleging that he is a stockholder of RMI filed a putative class action lawsuit challenging aspects of the proposed Merger.  The lawsuit, filed in the Superior Court of California, County of Los Angeles, names RMI and eight officers and directors of the Company, together with Rotonics Holding Corporation and Spell Capital Partners Fund III LP, as defendants.  The complaint was served on the Company on September 19, 2006.  Plaintiff asserts a single cause of action for breach of fiduciary duty and self-dealing. In the complaint, plaintiff alleges generally that the proposed Merger resulted from unfair dealing and the merger consideration of $3.00 was an inadequate purchase price.

The complaint seeks certification as a class action and various forms of declaratory, injunctive and monetary relief, including an injunction against consummation of the merger or, in the alternative, rescission of the transaction and imposition of a constructive trust.

The defendants deny any wrongdoing, believe that the action is without merit and intend to defend the claims vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock  ($.01 stated value) is traded on the American Stock Exchange  (“AMEX”) under the symbol “RMI”.  The number of stockholders of record of the Company’s Common Stock was approximately 4,200 at September 14, 2006.

Price Range of Common Stock

The following table sets forth the quarterly price ranges of the Company’s Common Stock in Fiscal 2006 and 2005, as reported on the composite transactions reporting system for AMEX listed stocks.

Fiscal Period	High	Low
Fiscal 2005:
First Quarter Ended September 30, 2004	$2.62	$1.60
Second Quarter Ended December 31, 2004	3.50	1.85
Third Quarter Ended March 31, 2005	5.49	2.99
Fourth Quarter Ended June 30, 2005	5.30	2.41
Fiscal 2006:
First Quarter Ended September 30, 2005	$3.67	$2.30
Second Quarter Ended December 31, 2005	2.94	2.40
Third Quarter Ended March 31, 2006	3.26	2.69
Fourth Quarter Ended June 30, 2006	3.50	2.34

Since fiscal 1996 the Company has paid nine regular cash dividends on its Common Stock.  However, in June 2006, the Board of Directors determined not to declare a regular cash dividend based on a number of events that transpired during fiscal 2006, including but not limited to the relocation of its injection molding operations and that the Company’s overall debt structure had not declined since the beginning of fiscal 2006.  Any future cash dividends or other distributions of stock will be determined solely by the Board of Directors (“the Board”) and will be based on the Company’s future financial ability to declare and pay such dividends.  Certain lending agreements also restrict the Company from declaring or paying dividends beyond set limits on its Common Stock (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources”).  According to the lending agreement with its bank, the Company may declare or pay any dividend or distribution in a maximum aggregate of $700,000 and may redeem, retire, repurchase or otherwise acquire shares of any class of the Company’s stock in a maximum aggregate or $1,000,000 in any fiscal year.  Transactions that would exceed these limits would require prior bank authorization and the appropriate waivers.  In addition, in compliance with a merger agreement entered into on August 29, 2006 (see Item 9B), the Company is currently prohibited from declaring any future dividends.

The table below discloses the following information with respect to the Company’s equity compensation plans that have been approved by stockholders and plans that have not been approved by stockholders as of June 30, 2006.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	850,000
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	850,000

The table below discloses the following information with respect to purchases of the Company’s common stock during the fourth quarter of fiscal 2006.

Issuer Purchases of Common Stock

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 April 1, 2006 - April 30, 2006	2,500	$3.05	2,500	$587,800
Month #2 May 1, 2006 - May 31, 2006	15,500	$2.89	15,500	$542,900
Month #3 June 1, 2006 - June 30, 2006	18,600	$2.96	15,500	$487,900
Total	36,600	$2.94	33,500	$487,900

(1)                            In June 2005, the Board of Directors approved a common stock buyback program to purchase up to $1,000,000 of the Company’s common stock.  At June 30, 2006, the Company had $487,900 available for additional purchases under the program.  The buyback program does not have an expiration date.  However, in compliance with a merger agreement entered into on August 29, 2006 (see Item 9B), the Company is currently prohibited from repurchasing any additional shares under this program.

Item 6. Selected Financial Data

	Year ended June 30,
	2006	2005	2004	2003	2002
Income Statement Data
Net sales	$48,051,200	$45,131,600	$40,332,900	$35,972,100	$37,973,300

Cost of goods sold	37,730,700	35,190,100	31,140,600	26,927,300	27,765,900

Gross margin	10,320,500	9,941,500	9,192,300	9,044,800	10,207,400

Selling, general, and administrative expenses (B)	7,171,900	7,088,500	6,888,600	7,068,700	7,540,900

Interest expense	138,400	196,900	211,800	266,000	464,100

Net income from operations	$2,079,000	$1,769,900	$1,304,200	$1,156,600	$1,408,700

Basic/diluted income per common share from operations	$0.18	$0.15	$0.11	$0.09	$0.11

Avg. common shares outstanding (A)	11,831,900	11,965,200	12,155,500	12,486,000	12,758,800

Other Financial Data
Net income from operations as a percent of sales	4.3%	3.9%	3.2%	3.2%	3.7%

(A)  Computed on the basis of the weighted average number of common shares outstanding during each year.

(B)   Includes plant consolidation costs of $505,100 in fiscal 2006.

	At June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data
Current assets	$14,020,800	$13,157,900	$12,980,600	$11,440,200	$12,043,100

Current liabilities	3,231,600	4,584,900	5,224,300	4,710,700	4,559,400

Working capital surplus	10,789,200	8,573,000	7,756,300	6,729,500	7,483,700

Total assets	27,206,500	26,590,200	27,351,800	26,450,200	27,841,800

Long-term debt	2,000,000	1,281,800	2,474,000	2,362,100	3,937,200

Total liabilities	7,323,100	8,289,900	10,174,600	9,500,200	11,061,700

Current ratio	4.3 to 1	2.9 to 1	2.5 to 1	2.4 to 1	2.6 to 1

Net book value per common share (A)	$1.69	$1.53	$1.43	$1.37	$1.33

Dividends (B)	$—	$0.05	$0.05	$0.05	$0.05

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

To the extent that this 10-K Annual Report discusses matters which are not historical, including statements regarding future financial results, information, or expectation about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made.  These include, among others, fluctuations in costs of raw materials and other expenses, costs associated with plant closures, downturns in the markets served by the Company, the costs associated with new product introductions, as well as other factors described under the heading: Item 1, “Business”, Item 3, “Legal Proceedings”, under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Footnote 1 to Financial Statements.  When used in this report, the words “expects,”  “anticipates,” “intends,” “plans,” “ believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinion only as of the date of the Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal 2007.

Operations

Net sales improved by 6.5% to $48,051,200 in fiscal 2006 compared to $45,131,600 in fiscal 2005.  In fiscal 2006, our net sales topped $48 million based on increased revenues from all of our proprietary product groups.  This revenue growth was critical to our challenge to offset increased raw material and natural gas costs as well as the turmoil that resulted from our country’s 2005 natural disasters.  Our ongoing efforts to enhance our proprietary product lines and streamline our operations have allowed us to be more competitive within our regional markets.  These efforts have resulted in increased revenues for our refuse container, tank, material handling, agriculture and river & waterway products amounting to approximately $4.4 million.  The increase in these product groups also helped mitigate lower contract manufacturing revenues that were more sensitive to fiscal 2006’s economic challenges as well as normal product turnover.

Net sales improved by 11.5% to $45,131,600 in fiscal 2005 compared to $40,332,900 in fiscal 2004.  In fiscal 2005, all of our major product groups contributed to the $4.8 million increase in our net sales.  This growth was attributed to our efforts to bring new product offerings to the marketplace as well as modify existing product line offerings to better serve our customers.  As a result, our industrial product group, led by tank, material handling and linen & laundry products increased by 16.4%; marine, which includes our rivers & waterways line, increased by 15.2%; and refuse, led by medical waste products, increased by 7.6%.  Our net sales also benefited from an 11.3% increase in contract manufacturing sales.

Cost of goods sold was $37,730,700, or 78.5% of net sales, in fiscal 2006 compared to $35,190,100 and $31,140,600, or 78% and 77.2% of net sales, in fiscal 2005 and 2004, respectively.  The increase in our net sales along with systematic price increases and our manufacturing efficiencies have been instrumental in mitigating the overall increase in our cost of goods sold.  Fiscal 2006 was hampered by excessive increases in raw material and natural gas costs.  At June 30, 2006, raw material costs were approximately 30% higher than they were a year ago and natural gas costs increased approximately $300,000 in fiscal 2006 in comparison to fiscal 2005.  Fiscal 2005 cost of goods sold was also impacted by similar increases in raw material and natural gas costs.  Since the material we use in our manufacturing process is derived from natural gas, the correlation between the two will continue to impact our operations.  As we move into fiscal 2007, raw material costs have increased another 7%, however, current trends seem to point to a possible softening in the raw material market.

Selling, general and administrative (“SG&A”) expenses were $6,666,800, or 13.9% of net sales, in fiscal 2006 compared to $7,088,500 and $6,888,600, or 15.7% and 17.1% of net sales, in fiscal 2005 and 2004, respectively.  Overall SG&A costs have decreased by $421,700 in fiscal 2006.  Of this amount, $183,400 pertains to a reduction in our bad debt expense and $33,700 to reductions in our advertising and tradeshow expenses.  Added to this was savings obtained from lower SG&A wage costs of approximately $100,200 and the remaining balance partially attributed to the absence of certain SG&A costs in the fourth quarter subsequent to the relocation of our injection molding operations.  In fiscal 2005, our overall SG&A costs increased by $199,900.  These costs were primarily linked to increased wage costs associated with our sales/marketing and cost efficiency efforts.  As noted in fiscal 2006, these wage costs will continue to fluctuate as we strive to align staffing requirements with future revenue goals.

The Company incurred $505,100 in non-recurring and plant relocation costs in fiscal 2006 related to the relocation of its Miami, Florida injection molding operations to the Company’s Bartow, Florida facility.  As of June 30, 2006, the relocation process was completed and as a result future operations will begin to benefit from the cost savings obtained from improved efficiencies and reduced overhead costs.  As part of the process we also capitalized approximately $669,900 to refurbish existing injection molding equipment and install a new 350-ton injection molding machine as well as the necessary ancillary equipment.

Income from operations was $3,148,600, or 6.6% of net sales, in fiscal year 2006 compared to $2,853,000 and $2,303,700, or 6.3% and 5.7% of net sales, in fiscal 2005 and 2004, respectively.  Again, the increase in our net sales proved to be sufficient to offset the increased raw material and utility costs as previously mentioned as well as the additional costs incurred to relocate our injection molding operations in our efforts to sustain comparable operating results.  As we move forward, we will continue to monitor raw material and natural gas costs in our efforts to mitigate their effect on future operations.

Total interest expense decreased $58,500 to $138,400 in fiscal 2006, compared to $196,900 and $211,800 in fiscal 2005 and 2004, respectively.  The cost savings we obtained in fiscal 2006 are attributed to the $1 million reduction in the notional amount of our interest rate swap agreement in comparison to fiscal 2005.  This has allowed our debt borrowings in excess of the $2 million notional amount to bear more favorable LIBOR interest rates in relation to our interest rate swap agreement’s fixed rate.  The converse was true in fiscal 2005, as the bulk of our borrowings during the year were covered under the swap agreement’s fixed rate.  In august 2006, our swap agreement with the bank matured and was not renewed or replaced.  As such, future interest costs will primarily bear LIBOR interest rates, which have currently benefited from the Federal Reserve’s stance on interest rates.  Based on our current level of debt borrowings, we do not foresee any significant increases in future interest costs even if the Federal Reserve administration reverses its current stance and institutes future interest rate hikes.

Income taxes were $1,184,800, $1,119,300 and $898,500 in fiscal 2006, 2005 and 2004, respectively.  The majority of our income tax provision relates to current taxes due which are consistent with the respective level of taxable income between the periods.

Net income increased $309,100 to $2,079,000, or $.18 per common share, for fiscal 2006 compared to $1,769,900, or $.15 per common share, in fiscal 2005.  The 6.5% increase in our net sales in fiscal 2006, coupled with SG&A cost savings and the reduction of our bad debt expense were instrumental in offsetting the effects of higher raw material, natural gas and plant relocation costs we incurred during fiscal 2006.  Although our country’s current economic climate is still uncertain, we hope to take advantage of the groundwork we laid in fiscal 2006.

Net income increased $465,700 to $1,769,900, or $.15 per common share, for fiscal 2005 compared to $1,304,200, or $.11 per common share, in fiscal 2004.  The 11.9% increase in our net sales in fiscal 2005 continued to play a pivotal role in boosting our net income by 35.7%.  The increased revenues provided a stronger base to cover our fixed operating and SG&A costs and helped mitigate the ongoing volatility we have experienced in raw material and utility costs.  Secondarily, we continued to benefit from our existing installations of energy efficient equipment that helped improve our operating efficiencies.

Liquidity and Capital Resources

Working capital increased $2,216,200 to $10,789,200 at June 30, 2006, compared to $8,573,000 at June 30, 2005.  Working capital benefited from the $309,100 increase in our net income as well as borrowings under our line of credit that was used to increase our raw material inventory levels, repayment of our current long-term debt obligations and fund our $.05 common stock dividend declared in fiscal 2005.  Cash flows from operations decreased $439,100 to $2,887,600 in fiscal 2006 compared to $3,326,600 for the same period last year.  The resulting net decrease is primarily related to an increase in inventories that is consistent with current production requirements and to take advantage of preferred resin pricing and an increase in accounts receivable consistent with the increase in our fourth quarter’s net sales less the $309,100 increase in our net income and an increase in our accounts payable balance that relates to resin purchases.

We expended $1,923,200 for property, plant and equipment (“PP&E”) in fiscal 2006, compared to $1,801,100 in fiscal 2005.  As illustrated through our capital expenditure activity, we are committed to improve our operations through various capital expenditure projects.  In fiscal 2006, we have installed one rotomolding machine at a cost of $202,700, a new pulverizer at a cost of $94,600 and expended $669,900 on capital expenditure projects in connection with our Miami, Florida plant consolidation.  Of this amount, $242,700 has been spent to refurbish existing injection molding and ancillary equipment and $427,200 was for the installation of a new 350-ton injection-

molding machine including the necessary ancillary equipment.  As an added plus, the new molding machines are both energy efficient and will foster manufacturing efficiencies not previously obtainable.  The balance of our fiscal 2006 expenditures has gone to new tooling, existing machinery enhancements and construction in process costs relating to roof repairs to one of our Miami, Florida buildings.  We anticipate expending $1.5 million on capital expenditures in fiscal 2007, which will include a new energy efficient rotomolding machine that will be installed in our Colorado facility at an estimated cost of $500,000

Net borrowings under the line of credit increased $970,600 to $2,000,000 between June 30, 2005 and June 30, 2006.  The increase is related to additional raw material purchases to take advantage of preferred pricing, fourth quarter income tax installments of approximately $359,900 and the pay-off of our term debt of $252,400 in June 2006 to take advantage of lower interest rates associated with our line of credit borrowings.  Our overall debt borrowings remained fairly consistent with balances outstanding as of June 30, 2005.  This along with other factors that transpired in fiscal 2006, weighed in on the board of director’s decision not to declare a common stock dividend in fiscal 2006.  As such, we anticipate our line of credit borrowings to begin to decrease in fiscal 2007.  At June 30, 2006 we had $3,000,000 available for future borrowings under the line of credit.

Effective October 1, 2005, the bank extended the maturity date on the line of credit to October 1, 2007.  In addition, the maturity date for the letter of credit subfeature of our credit facility was extended to February 1, 2008.  All other terms and conditions surrounding our credit facility with the bank remained the same.

The following is a summary of the Company’s contractual commitments associated with its debt and lease obligations as of June 30, 2006:

	For the year ended June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Line of credit	$—	$2,000,000	$—	$—	$—	$—	$2,000,000
Operating leases	1,091,400	1,086,200	1,081,800	978,900	944,200	1,126,700	6,309,200
Total commitments	$1,091,400	$3,086,200	$1,081,800	$978,900	$944,200	$1,126,700	$8,309,200

In fiscal 2006 we acquired 188,333 shares of common stock at a total cost of $512,500 under our June 2005 Board of Director (“the Board”) buyback program.  However, in compliance with a merger agreement entered into on August 29, 2006 (see Item 9B), the Company is currently prohibited from repurchasing any additional shares under this program.  At June 30, 2006, we had 11,752,265 shares of common stock outstanding.

On June 27, 2006, the Board announced its decision not to declare a common stock cash dividend for fiscal 2006 based on a number of events that transpired in fiscal 2006 including but not limited to the relocation of its injection molding operations and that the Company’s overall debt structure had not declined since the beginning of fiscal 2006.  In addition, in compliance with a merger agreement entered into on August 29, 2006 (see Item 9B), the Company is currently prohibited from declaring any future dividends.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for the first fiscal year beginning after December 15, 2006.  Management is currently evaluating the impact FIN 48 will have on our financial position and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements and lease commitments.  Certain financial and operating restrictions under these agreements are fully disclosed in notes 5 and 6 of the consolidated financial statements.

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

Inventory valuation

Finished goods inventory is valued at cost for which management uses historical gross margin trends and other estimates to continually update labor and overhead allocations.  The gross margin percentage reflects our estimate of the cost of, among other things, material, labor and overhead expenditures during the production process.  Such costs are capitalized to inventory as products are manufactured.  Although it is believed that the estimates are reasonable, it is possible that the actual labor and overhead costs will differ over time from the estimated amounts.  Due to the high volume of transactions and the way raw materials are used in product manufacturing, inventory quantities can change rapidly and are impacted by a variety of factors including, production efficiency, obsolescence, scrap, design changes, customer preferences, etc.  As such, the Company must regularly count inventories to ensure they are up to date.  The Company takes a physical count monthly and reconciles the count to the inventory.  However, given the number of transactions, the number of locations and the large number of inventory items, adjustments to the counts do occur on a regular basis.  Although we believe that our inventory counts and values are reasonable the inventory does have some inherit estimates that could impact our balance sheet and results of operations.

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

We had $2 million of variable rate debt as of June 30, 2006.  In efforts to reduce interest rate volatility and mitigate exposure on variable rate debt, we entered into an interest rate swap effective July 15, 1998, as amended on August 15, 2002.  The swap has a notional amount of $2 million as of June 30, 2006 and will remain at this amount until its expiration on August 15, 2006.  The swap fixes the bank’s LIBOR option rate at 4.83% over the term of the contract.  The fair value of the swap, net of tax, amounted to $800 as of June 30, 2006.  This swap agreement was not renewed or replaced upon its maturity.  Since June 2006, the Federal Reserve administration has not continued with its rate hike trend that we have realized over the last two years, which possibly points to a slowing in future rate hikes.  However, it is our belief that even if interest rates increased by 1% during fiscal 2007 as compared to fiscal

2006, and additional borrowings are not incurred, we would not expect a significant increase in projected fiscal 2007 interest expense.

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

Item 9B. Other Information

On August 29, 2006, the Company entered into an Agreement and Plan of Merger (“the Merger”) with a subsidiary of Spell Capital Partners, LLC (“Buyer”).  As part of the Merger, Mr. Sherman McKinniss, President and CEO of the Company, and the Buyer entered into a Share Exchange and Voting Agreement that requires Mr. McKinniss to contribute 25% of the outstanding capital shares of the Company in exchange for 25% of the outstanding capital stock of the Buyer’s subsidiary.  The Buyer will then acquire the remaining 75%, including public shares, of the currently outstanding capital stock of the Company for $3.00 per share cash.  A Special Meeting of the Shareholders will be held to consider and vote upon the proposed merger.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Concerning the Board of Directors

Information regarding each of the eight (8) directors is set forth below.  The descriptions of the business experience of these individuals include all principal positions held by them from at least 2001 to the date of this Proxy Statement.

Sherman McKinniss (age 70) has served as a director of the Company since 1991 and as Chairman of the Board since December 1994.  Additionally, he served as President and Chief Executive Officer of the Company from August 1991 to December 2001 and again resumed the role in July 2003.  Prior to that, Mr. McKinniss had been President, a director and one of the owners of Rotonics Molding Inc. - Chicago.  Previously, Mr. McKinniss owned and operated Rotational Molding, Inc. (“RMI”) which he sold to the Company in 1986.  Since 1993, Mr. McKinniss has served on the Board of Directors of Atlantic Mecco Inc., a marina dock building company, of which he owns a 7.5% equity interest, and is also a former director, President and charter member of the Association of Rotational Molders.

Marc L. Berman (age 61) has been a principal in Berman Capital, LLC, an investment banking firm specializing in mergers & acquisitions, since 1993.  Mr. Berman is also a member of the Association of Corporate Growth.

Larry M. DeDonato (age 52) has owned and operated an optometry practice in central California since before 1982.  In addition, Mr. DeDonato was an assistant professor at the Southern California College of Optometry from 1979 until 1986.  Mr. DeDonato is the son-in-law of Mr. McKinniss.

Larry L. Snyder (age 68) was the Owner and President of Snyder Industries Inc., a fiberglass and rotational molding company, from 1962 until 1991.  He is a past President and charter member of the Association of Rotational Molders.  Mr. Snyder previously served as a Board of Trustee for Nebraska Wesleyan University (“NWU”) and was a member of the Financial Advisory Committee to the Board of Governors of NWU.  Mr. Snyder operates a substantial central Nebraska farming and cattle operation utilizing precision farming technology and also owns commercial properties.

E. Paul Tonkovich (age 68) has served as Secretary and legal counsel for the Company since August 1991.  He has been a practicing attorney in California since January 1966.  In 1974 he started his own firm, E. Paul Tonkovich-Professional Corporation, which specializes in business litigation and corporate law.

Jules Sandford (age 78) has been a practicing attorney in California since 1961 with the firm Patten, Faith & Sandford.  As an attorney, Mr. Sandford represents financial institutions, real estate companies, automobile dealerships and other businesses providing legal services for business formation, purchase, sale and leases, and litigation.  Mr. Sandford has also served as the Chairman of the Board of Orioxi International Corporation, an import/export business with factories in China and El Salvador.

Brent A. Brown (age 50) has over two decades of equity trading and portfolio management experience including 11 years with Jefferies and Company as a Stock Specialist on the Pacific Stock Exchange.  Since June 2002 he has been Director of Research and a portfolio manager with Chelsea Management Company, a Los Angeles money-management firm.  Prior to this, Mr. Brown was a securities broker for Patrick Pascal Trading Company from 1999 to 2002.

Bill Allen (age 42) co-founded Intermodal Distribution Freight Inc., a provider of rail and truckload transportation services in the continental U.S., and has served as its Chief Operating Officer since 1986.  Mr. Allen also co-founded Western Regional Drayage Inc., a provider of container drayage for import/export customers, and has served as its Chief Operating Officer since 1996.

Board Meetings and Committees

The Board held four meetings in 2006.  Each director attended at least 75% of the meetings of the Board of Directors and each committee on which he served except, Mr. Allen who only attended 50% of such meetings due to personal reasons.

The Board has Nominating Committee, comprised in fiscal 2006 of Mr. McKinniss and Mr. Berman.  The nominating committee does not have a written charter.  Neither Mr. McKinniss nor Mr. Berman is independent as defined by the requirements of the AMEX.  The function of the Nominating Committee is to nominate candidates for election to the Board of Directors of the Company at its annual meeting of stockholders.  During fiscal year 2006, the Nominating Committee held one meeting.

The Board has an Audit Committee that operates under a written charter adopted by the Board.  The members of the Audit Committee are Messrs. Allen, Snyder, Brown and Sandford.  Each member of the Audit Committee is independent as defined by the requirements of the American Stock Exchange (“AMEX”).  The functions of the Audit Committee are to approve of the engagement of the Company’s independent registered public accounting firm and to review with them the plan and scope of their audit for each year, the results of such audit when completed, and their fees for services performed.  During fiscal year 2006, the Audit Committee held four meetings.  The Board has determined that Mr. Snyder is an independent director and that he meets the qualifications of an audit committee financial expert defined by the Securities and Exchange Commission (“SEC”).

The Board does not have a compensation committee.  The executive compensation is explained below under the heading “Report of the Board/Executive Compensation”.

Compensation of Directors

During the fiscal year ended June 30, 2006, directors (other than those who were employees of the Company) were paid $1,000 for each meeting of the Board they attended.  All members of committees of the Board received $250 for each meeting which they attended, plus reimbursement for reasonable expenses incurred, unless such meetings occurred on the day of meetings of the full Board, in which case such committee members received no additional compensation.  The Company incurred directors’ fees totaling $26,000 in fiscal year 2006.  Directors who are employees of the Company have not been separately compensated for their services as directors.

Code of Ethics

For a number of years, the Company has had, in one form or another, a Code of Ethics for its employees.  During fiscal 2004, the Company adopted a revised version of its Code of Ethics to comply with SEC regulations and AMEX listing standards.  This Code of Ethics is available under Investor Relations on the Company’s website at www.rotonics.com.  The Code of Ethics applies to all of the Company’s employees, officers and directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the outstanding shares of the Company’s Common Stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership (Form 3) and changes in ownership of such stock (Forms 4 and 5).

To the Company’s knowledge, based solely upon review of the copies of such reports furnished to it, during fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

Executive Officers

As of September 20, 2006, the executive officers of the Company were as follows:

Name	Age	Position
Sherman McKinniss	70	Chairman of the Board, President, Chief Executive Officer
E. Paul Tonkovich	68	Secretary, Director
Douglas W. Russell	45	Chief Financial Officer, Assistant Secretary/Treasurer

Sherman McKinniss.  Mr. McKinniss served as President and Chief Executive Officer from August 1991 to December 2001 and again was appointed President and Chief Executive Officer in June 2003.  Mr. McKinniss has also served as Director of the Company since 1991, and was appointed as Chairman of the Board in December 1994.  He was President and a Director of Rotonics from 1987-1991.  Previously, he owned and operated RMI, which he sold to the Company in 1986.  Mr. McKinniss is also a 7.5% owner of Atlantic Meeco, Inc., a marina dock building company, and has served as a board member of that company since 1993.

E. Paul Tonkovich.  Mr. Tonkovich has served as Secretary and a Director of the Company since August 1991.  He has been a practicing attorney since January 1966.  He was legal counsel to Mr. McKinniss and predecessors of the Company and is now legal counsel for the Company.

Douglas W. Russell.  Mr. Russell has served as Chief Financial Officer and Assistant Secretary/Treasurer of the Company since 1991.  Prior to that, he was a Senior Auditor for the accounting firm Hallstein & Warner from 1988 until 1991, and was Assistant Controller of RMI from September 1985 to September 1987.  Mr. Russell is the son-in-law of Mr. McKinniss.

Except as described above under “Information Concerning the Board of Directors” and “Executive Officers” there are no other relationships between the directors and officers and the Company.

Item 11.   Executive Compensation

Compensation of Executive Officers

The following table discloses compensation received in the three fiscal years ended June 30, 2006, by the Company’s Chief Executive Officer, and the other most highly compensated executive officer of the Company receiving more than $100,000 in annual salary and bonus.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG TERM COMPENSATION AWARDS OPTIONS
NAME AND PRINCIPAL POSITION	YEAR	Salary	Bonus (1)	Other Annual Compensation(2)	Options
Sherman McKinniss	2006	$444,124	$37,398	$15,833	—
President, CEO and	2005	$418,271	$30,108	$15,833	—
Chairman of the Board	2004	$398,282	$14,785	$15,833	—

Douglas W. Russell	2006	$162,633	$16,699	$1,163	—
Treasurer, CFO and	2005	$153,173	$16,054	$1,163	—
Assistant Secretary	2004	$146,721	$11,321	$1,163	—

(1)           Bonus amounts paid each year are based on preceding fiscal year’s results.

(2)           Consists of the annual premium on a term life insurance policy covering the named executives, as to which they are the named insured and beneficiary.  The Company is obligated to pay these premiums pursuant to the executives’ respective employment agreement.

Options/Executive Officers

There were no options granted to officers listed in the summary compensation table during fiscal 2006.

Aggregated Options Exercises and Option Values Table

There were no exercised or outstanding options for the officers listed in the summary compensation table in fiscal 2006.

Report of the Board/Executive Compensation

Executive Officers. The annual compensation of the Company’s executive officers, other than Mr. McKinniss, is recommended by the President and reviewed and approved by the Board of Directors.  The salary recommendations are based on the Chairman’s perspective of the value of that position at the Company, the executive’s individual performance, the Company performance and compensation for similar positions at other companies within the industry.  The Company believes that compensation of the Company’s executive officers should be sufficient to attract and retain highly qualified personnel and should also provide meaningful incentives for superior performance.  The Company seeks to reward achievement of long and short-term performance goals measured by successful development of new products, increases in sales volumes, meeting or exceeding financial targets established by the Board of Directors, and other factors.  The Company’s executive compensation generally consists of a base salary and a cash bonus.  Executive compensation paid to Mr. Russell, consisting of a base salary and a cash bonus, is determined under the guidelines of his employment agreement (see “Employment Agreements”).  The employment agreement establishes a base salary and a minimum annual increase tied to the cost of living.  The Board of Directors may approve an increase in base salary in excess of that required by the contractual cost of living adjustment based on the Board’s determination of Mr. Russell’s respective performance and contribution using the same process and philosophy as indicated above.  The cash bonus paid to Mr. Russell during fiscal 2006 was approved by the Board of Directors in accordance with the terms outlined in his employment agreement.

The Board of Directors may also issue stock options pursuant to the Company’s Stock Option Plan as additional long-term incentive compensation to its key executives.

Chief Executive Officer.  The Company’s Board of Directors meets once each year, separately from Sherman McKinniss, to discuss compensation arrangements for Mr. McKinniss, President, CEO and Chairman, and the employment contract with him (see “Employment Agreements”).  The base salary and bonus paid to Mr. McKinniss is determined within the guidelines of his employment agreement, which establishes a base salary and a minimum annual increase tied to the cost of living.  The Board of Directors may approve of an increase in base salary in excess of that required by the contractual cost of living adjustment based on the Board’s determination of Mr. McKinniss’ performance and contribution using a similar process and philosophy as that employed for other executive officers.  The Board of Directors assess Mr. McKinniss’ leadership, performance and contributions towards achieving the Company’s long-term strategic and financial objectives.  There is no specific formula employed between the Company’s stated goals and performance and the Board’s determination; instead the Board’s judgment and discretion is used in determining the base salary.  The cash bonus paid to Mr. McKinniss during fiscal 2006 was approved by the Board of Directors in accordance with the terms outlined in his employment agreement.

Compensation Committee - Interlocks and Insider Participation

As described above, the Company’s compensation decisions are made by the Board of Directors as a whole, based on recommendations made to the Board by Mr. McKinniss, the Company’s Chief Executive Officer, for other executive officers.  Mr. McKinniss does not participate in discussions regarding his own compensation.  No officers of the Company sit on the compensation committee of any other company’s board of directors.

Employment Agreements

The Company has entered into an employment contract with Mr. McKinniss which expires June 30, 2007.  This agreement is subject to an automatic annual extension for one additional year unless 90 days prior to its anniversary a written notice is served by either party to terminate the agreement.  The agreement provides for a minimum annual base salary of $402,771 and is increased on each anniversary of the agreement (July 1) by an amount at least equal to the annual percentage increase in the Consumer Price Index for the Los Angeles-Long Beach area.  The Board of Directors may, in its discretion, increase the base salary by a greater amount.  Effective July 2, 2006, the annual salary for Mr. McKinniss was adjusted to $459,701 pursuant to the terms of his employment agreement.  See “Report of the Board/Executive Compensation”.  In addition to Mr. McKinniss’ base salary, under the agreement he is to be paid an annual bonus equal to one percent (1%) of the total operating income of the Company (before taxes and extraordinary items) earned by the Company for the preceding fiscal year ending June 30th.  The agreement contains certain noncompetition and nondisclosure covenants.  The agreement also allows for termination of employment by either party voluntarily or for cause as outline in the agreement.  If the Company terminates the employment of Mr. McKinniss for reasons other than cause, disability or death, Mr. McKinniss will be entitled to receive termination payments equal to the continuance of his current base salary for a period of twelve (12) months from termination.

The Company has entered into an employment agreement with Mr. Russell that expires September 30, 2007.  This agreement is subject to an automatic annual extension for one additional year unless 90 days prior to its anniversary a written notice is served by either party to terminate the agreement.  The agreement provides for a minimum annual base salary of $147,493 and is increased on each July 1st during the agreement term by an amount at least equal to the annual percentage in the Consumer Price Index for the Los Angeles-Long Beach area.  The Board of Directors may, in its discretion, increase the base salary by a greater amount.  Effective July 2, 2006, the annual salary to Mr. Russell was increased to $168,334.  See “Report of the Board/Executive Compensation”.  In addition to Mr. Russell’s base salary, under the agreement he is to be paid an annual bonus equal to one-half of one percent (.5%) of the total operating income of the Company (before taxes and extraordinary items) earned by the Company for the preceding fiscal year ending June 30th.  The agreement contains certain noncompetition and nondisclosure covenants.  The agreement also allows for termination of employment by either party voluntarily or for cause, disability or death, Mr. Russell will be entitled to receive as a termination payment, his current salary for a period of twelve (12) months from termination.

PERFORMANCE GRAPH

The following graph shows a comparison of five-year cumulative total stockholder return among the Company, the Standard & Poor 500 Index and the Standard & Poor Specialty Chemical Index, assuming $100 invested on July 1, 2001 in each. (1)

PERFORMANCE GRAPH

FOR ROTONICS MANUFACTURING INC.

Comparison of Five Year Cumulative Total Return

	June Index Returns
Company/Index	2001	2002	2003	2004	2005	2006
Rotonics Manufacturing Inc (RMI)	$100.00	$133.40	$193.04	$213.97	$435.77	$330.62
S&P 500 Index	$100.00	$82.01	$82.22	$97.93	$104.12	$113.11
S&P 500 Specialty Chemicals	$100.00	$123.05	$116.89	$147.54	$155.97	$183.22

(1) Total return assumes reinvestment of dividends.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table and the footnotes thereto set forth, as of September 20, 2006, certain information regarding Common Stock of the Company beneficially owned by each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, by each director and by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Shareholders:
Linn Derickson	1,020,437	(10)	8.7%
Officers and Directors:
Sherman McKinniss**	5,368,721	(2)	45.7%
Marc L. Berman**	125,599	(3)	1.1
Larry DeDonato**	143,332	(4)	1.2
Larry L. Snyder**	115,000	(5)	1.0
E. Paul Tonkovich**	71,655	(6)	*
Jules Sandford**	24,000	(7)	*
Brent A. Brown**	—		*
Bill Allen**	30,000	(8)	*
Douglas W. Russell**	90,664	(9)	*
All directors and all executive officers of the Company as a group (9 individuals)	5,968,971	(2)(3)(4)(5)(6)(7)(8)(9)	50.8

*            Less than 1%.

**         The address for all the officers and directors is 17022 S. Figueroa Street, Gardena, CA 90248.

(1)           Unless otherwise indicated, shares are held with sole voting and investment power.

(2)           Consisting of:  (i) 5,368,721 shares of Common Stock held by Mr. McKinniss jointly with his spouse.

(3)           Consisting of:  (i) 89,266 shares of Common Stock held by Mr. Berman jointly with his spouse; and (ii) 36,333 shares of Common Stock held by a pension plan for the benefit of Mr. Berman.

(4)           Consisting of:  (i) 133,333 shares of Common Stock held by Mr. DeDonato jointly with his spouse; (ii) 3,333 shares of Common Stock held by a pension plan for the benefit of Mr. DeDonato; and (iii) 6,666 shares of Common Stock held by the adult child of Mr. DeDonato.

(5)           Consisting of:  (i) 115,000 shares of Common Stock held by Mr. Snyder jointly with his spouse.

(6)           Consisting of:  (i) 56,655 shares of Common Stock held by Mr. Tonkovich as trustee of a profit sharing trust of which Mr. Tonkovich is a beneficiary; and (ii) 15,000 shares of Common Stock held by Mr. Tonkovich jointly with his spouse.

(7)           Consisting of:  (i) 24,000 shares of Common Stock held by Mr. Sandford jointly with his spouse.

(8)           Consisting of:  (i) 30,000 shares of Common Stock held by Mr. Allen jointly with his spouse.

(9)           Consisting of:  (i) 50,664 shares of Common Stock held by Mr. Russell jointly with his spouse; and (ii) 40,000 shares of Common Stock held by the dependent children of Mr. Russell.

(10)         Consisting of:  (i) 1,020,437 shares of Common Stock held by Mr. Derickson jointly with his spouse.  Mr. Derickson’s address is 1950 East McKinley, Mishawaka, Indiana  46545.

Item 13.   Certain Relationships and Related Transactions

For information required under this section, reference is also made to item 10 under the headings “Information Concerning the Board of Directors”, and “Executive Officers.”

As part of the proposed merger between the Company and Spell Capital Partners, LLC, the Company has signed a Letter of Agreement with Berman Capital, LLC, a financial advisor to the Company of which Mr. Marc Berman, a director of the Company, is a principal of Berman Capital, LLC.  The agreement provides for compensation of up to $352,480 upon the successful completion of the proposed merger.

Item 14.   Principal Accounting Fees and Services

Audit Committee Report(1)

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.  The Board adopted a written Audit Committee Charter on June 9, 2000 that was amended on September 26, 2003.

In this context, the Audit Committee has met and held discussions with management and Windes & McClaughry Accountancy Corporation (“Windes”) the Company’s independent registered public accounting firm during fiscal 2006.  Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.  The Audit Committee has discussed with Windes the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees).

In addition, the Audit Committee has discussed with Windes the public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees).  The Audit Committee has received the letter from the independent registered public accounting firm required therein.  The Audit Committee has also considered whether the independent registered public accounting firm’s provision of other non-audit services to the Company is compatible with the registered public accounting firm’s independence.

(1) This report shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their respective audits.  The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.  The Audit Committee and the Board also have approved the selection of the Company’s independent registered public accounting firm.  The Audit Committee has also pre-approved any permitted non-audit services provided by the Company’s independent registered public accounting firm.

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee, with the ratification of the stockholders, engaged Windes & McClaughry Accountancy Corporation (“Windes”) to perform an annual audit of the Company’s financial statements for the fiscal year ended June 30, 2006.

Fees Paid to Windes

	FY 04-05	FY 05-06
Audit Fees	$81,300	$86,000
Audit-Related Fees	—	—
Tax Fees	—	—
Subtotal	81,300	86,000
All Other Fees	—	—
Total Fees	$81,300	$86,000

Services Provided by Windes

All services rendered by Windes are permissible under applicable laws and regulations, and are approved by the Audit Committee.  Pursuant to the SEC, the fees paid to Windes for services are disclosed in the table above and under the categories listed below.

1)              Audit Fees — These are fees for professional services performed by Windes for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)              Tax Fees — These are fees for professional services performed by Windes with respect to tax audit assistance relating to state franchise tax returns.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service of category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. None of the fees paid to the independent auditor under the categories Audit-Related Fees, Tax Fees and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, June 30, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income,
Years Ended June 30, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders’ Equity,
Years Ended June 30, 2006, 2005, and 2004
Consolidated Statements of Cash Flows,
Years Ended June 30, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

II	Valuation and Qualifying Accounts,
Years Ended June 30, 2006, 2005, and 2004

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed or furnished as part of this report:

Exhibit
Number	Exhibit Title

2.1

Agreement and Plan of Merger, dated August 29, 2006, by and among Rotonics Holding Corporation, RMI Minnesota Corporation and Rotonics Manufacturing Inc. — Incorporated by Reference to Form 8-K filed with the SEC on August 30, 2006.

2.2	Share Exchange and Voting Agreement dated August 29, 2006 — Incorporated by Reference to Form 8-K filed with the SEC on August 30, 2006.

2.3	Agreement for Investment Banking Services Between Berman Capital, LLC and Rotonics Manufacturing Inc. dated August 28, 2006.

23.1	Consent of Independent Registered Public Accounting Firm — Windes & McClaughry Accountancy Corporation

31.1	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTONICS MANUFACTURING INC.

By	/s/	SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer
Chairman of the Board
Date 09/25/2006

By	/s/	DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer
Assistant Secretary/Treasurer
Date 09/25/2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sherman McKinniss and Douglas W. Russell, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. PAUL TONKOVICH	Secretary, Director	09/25/2006
E. Paul Tonkovich

/s/ BRENT A. BROWN	Director	09/25/2006
Brent A. Brown

/s/ LARRY M. DEDONATO	Director	09/25/2006
Larry M. DeDonato

/s/ LARRY L. SNYDER	Director	09/25/2006
Larry L. Snyder

/s/ MARC L. BERMAN	Director	09/25/2006
Marc L. Berman

/s/ JULES SANDFORD	Director	09/25/2006
Jules Sandford

/s/ BILL ALLEN	Director	09/25/2006
Bill Allen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Rotonics Manufacturing Inc.:

We have audited the accompanying consolidated balance sheets of ROTONICS MANUFACTURING INC. (a Delaware corporation) as of June 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotonics Manufacturing Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Long Beach, California
August 11, 2006
(except for Note 16, as to which the date is September 19, 2006)

ROTONICS MANUFACTURING INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
Current assets:
Cash	$81,500	$310,500
Accounts receivable, net of allowance for doubtful accounts of $231,700 and $291,500, respectively	5,688,600	5,430,800
Inventories	7,875,800	6,974,000
Deferred income taxes, net	174,500	226,900
Prepaid expenses and other current assets	200,400	215,700

Total current assets	14,020,800	13,157,900

Property, plant and equipment, net	12,992,300	13,196,700
Intangible assets, net	125,500	171,100
Other assets	67,900	64,500

	$27,206,500	$26,590,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$864,300
Accounts payable	2,433,000	2,819,300
Accrued liabilities	798,600	901,300

Total current liabilities	3,231,600	4,584,900

Bank line of credit	2,000,000	1,029,400
Long-term debt, less current portion	—	252,400
Deferred income taxes, net	2,008,500	2,304,200
Other liabilites	83,000	119,000

Total liabilities	7,323,100	8,289,900

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,752,265 and 11,940,598 shares, respectively	21,517,000	22,029,500
Accumulated other comprehensive income/(loss)	800	(15,800)
Accumulated deficit	(1,634,400)	(3,713,400)

Total stockholders’ equity	19,883,400	18,300,300

	$27,206,500	$26,590,200

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended June 30,
	2006	2005	2004

Net sales	$48,051,200	$45,131,600	$40,332,900
Costs and expenses:
Cost of goods sold	37,730,700	35,190,100	31,140,600
Gross profit	10,320,500	9,941,500	9,192,300
Selling, general, and administrative expenses	6,666,800	7,088,500	6,888,600
Plant consolidation expenses (see Note 13)	505,100	—	—
Income from operations	3,148,600	2,853,000	2,303,700

Other income/(expense):
Interest expense	(138,400)	(196,900)	(211,800)
Other income, net	253,600	233,100	110,800
Total other income/(expense), net	115,200	36,200	(101,000)

Income before income taxes	3,263,800	2,889,200	2,202,700
Income tax provision	(1,184,800)	(1,119,300)	(898,500)

Net income	2,079,000	1,769,900	1,304,200

Other comprehensive income, before tax:
Unrealized holding gain arising during the period	12,200	1,100	36,800
Less: Reclassification adjustments for losses included in net income	15,500	79,900	119,400
Total other comprehensive income before tax	27,700	81,000	156,200
Income tax provision related to items of other comprehensive income	(11,100)	(32,400)	(62,400)
Total other comprehensive income	16,600	48,600	93,800
Comprehensive income	$2,095,600	$1,818,500	$1,398,000

Net income per common share:
Basic and diluted
Net income	$0.18	$0.15	$0.11

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balances, June 30, 2003	12,344,791	$22,699,600	$(158,200)	$(5,591,400)	$16,950,000

Exercise of stock options	96,000	108,000	—	—	108,000
Repurchase of common stock	(459,633)	(679,700)	—	—	(679,700)
Common stock dividends	—	—	—	(599,100)	(599,100)
Other comprehensive income	—	—	93,800	—	93,800

Net income	—	—	—	1,304,200	1,304,200

Balances, June 30, 2004	11,981,158	22,127,900	(64,400)	(4,886,300)	17,177,200

Repurchase of common stock	(40,560)	(98,400)	—	—	(98,400)
Common stock dividends	—	—	—	(597,000)	(597,000)
Other comprehensive income	—	—	48,600	—	48,600

Net income	—	—	—	1,769,900	1,769,900

Balances, June 30, 2005	11,940,598	22,029,500	(15,800)	(3,713,400)	18,300,300

Repurchase of common stock	(188,333)	(512,500)	—	—	(512,500)
Other comprehensive income	—	—	16,600	—	16,600

Net income	—	—	—	2,079,000	2,079,000

Balances, June 30, 2006	11,752,265	$21,517,000	$800	$(1,634,400)	$19,883,400

The accompanying notes are an integral part of these financial statements.

ROTONICS MANUFACTURING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,079,000	$1,769,900	$1,304,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,155,600	2,177,000	2,182,700
Gain on sales of plant and equipment	(44,600)	(109,600)	(1,000)
Deferred income tax benefit	(254,400)	(104,800)	(83,300)
Provision for doubtful accounts	(36,800)	146,100	100,400
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(221,000)	261,600	(1,465,600)
Increase in inventories	(901,800)	(345,000)	(258,600)
Decrease/(increase) in prepaid expenses and other current assets	15,300	50,800	(10,100)
(Increase)/decrease in other assets	(2,000)	800	(22,800)
Increase/(decrease) in accounts payable	210,700	(629,500)	676,200
(Decrease)/increase in accrued liabilities	(76,400)	73,300	10,500
(Decrease)/increase in other liabilities	(36,000)	36,000	83,000
Net cash provided by operating activities	2,887,600	3,326,600	2,515,600

Cash flows from investing activities:
Collections on notes receivable	—	85,000	92,100
Capital expenditures	(1,923,200)	(1,801,100)	(1,525,000)
Proceeds from sales of plant and equipment	62,200	432,300	1,500
Distribution from investment in partnership	—	100,900	3,400
Net cash used in investing activities	(1,861,000)	(1,182,900)	(1,428,000)

Cash flows from financing activities:
Borrowings under line of credit	10,555,200	11,847,300	10,502,100
Repayments under line of credit	(9,584,600)	(12,175,200)	(9,526,000)
Repayments of long-term debt	(1,116,700)	(864,300)	(864,200)
Payment of common stock dividends	(597,000)	(599,100)	(616,000)
Proceeds from exercise of stock options	—	—	108,000
Repurchases of common stock	(512,500)	(98,400)	(679,700)
Net cash used in financing activities	(1,255,600)	(1,889,700)	(1,075,800)

Net change in cash	(229,000)	254,000	11,800
Cash at beginning of year	310,500	56,500	44,700

Cash at end of year	$81,500	$310,500	$56,500

The accompanying notes are an integral part of these financial statements

ROTONICS MANUFACTURING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and operations

Rotonics Manufacturing Inc.  (the “Company”), a Delaware corporation, manufactures and markets plastic products for commercial, agricultural, refuse, pharmaceutical, marine, recreation, medical waste, healthcare, retail, recreation and residential use, as well as an array of custom molded plastic products to customers in a variety of industries, located in diverse geographic markets.  The Company’s operations are conducted under one operating segment.  No single customer accounted for more than 10% of the Company’s net sales in fiscal 2006, 2005, or 2004.  In fiscal 2006, the Company purchased in aggregate approximately 98% of its plastic resin from nine vendors.  Plastic resin represents a significant portion of the Company’s manufacturing costs.  As such, economic factors that affect the Company’s plastic resin vendors will have a potential impact on the Company’s future operations.

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

Stock-based compensation

Effective at the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), the Company is required to estimate the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value for awards that are expected to vest is the amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term.  Prior to fiscal 2006, the company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based compensation was provided during the year ended June 30, 2006.

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

Derivative instruments

The Company accounts for its derivative instruments and hedging activities, consisting of a cash flow hedge in the form of an interest rate swap, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instrument and Hedging Activities,” which established methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities and as further amended by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which simplifies accounting for certain hybrid instruments under SFAS No. 133 permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which proves that beneficial interests are not subject to the provisions of SFAS No. 133.

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

	Net Income	Weighted Average Shares Outstanding	EPS
June 30, 2006
Basic EPS
Net income	$2,079,000	11,831,914	$0.18
Effect of dilutive stock options	—	—	—
Diluted EPS	$2,079,000	11,831,914	$0.18

June 30, 2005
Basic EPS
Net income	$1,769,900	11,965,167	$0.15
Effect of dilutive stock options	—	—	—
Diluted EPS	$1,769,900	11,965,167	$0.15

June 30, 2004
Basic EPS
Net income	$1,304,200	12,155,548	$0.11
Effect of dilutive stock options	—	1,115	—
Diluted EPS	$1,304,200	12,156,663	$0.11

Geographic and Product Information

All of the Company’s manufacturing operations are located within the United States.  The Company’s revenues were almost exclusively generated in North America for the years ended June 30, 2006, 2005, and 2004.  The Company categorizes its products into five main groups.  Net sales for these products are summarized as follows:

	For Year Ended June 30,
	2006	2005	2004
Product Group:
Contract Manufacturing	$17,259,700	$19,343,800	$17,379,600
Industrial	16,809,500	13,991,800	12,017,600
Marine	3,637,600	3,428,600	2,975,600
Refuse	6,869,100	5,226,400	4,858,400
Consumer	3,475,300	3,141,000	3,101,700
Total net sales	$48,051,200	$45,131,600	$40,332,900

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  This Interpretation is effective for the first fiscal year beginning after December 15, 2006.  Management is currently evaluating the impact FIN 48 will have on our financial position and results of operations.

NOTE 2 - INVENTORIES:

	June 30,
	2006	2005
Inventories consist of:
Raw materials	$3,196,300	$2,470,700
Finished goods	4,679,500	4,503,300
	$7,875,800	$6,974,000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

	For Year Ended June 30,
	2006	2005
Property, plant and equipment consist of:
Land	$1,027,300	$1,027,300
Buildings and building improvements	5,047,800	4,941,500
Machinery, equipment, furniture and fixtures	31,167,400	29,877,100
Construction in progress	183,800	28,500
	37,426,300	35,874,400
Less - accumulated depreciation and amortization	(24,434,000)	(22,677,700)
	$12,992,300	$13,196,700

NOTE 4 - INTANGIBLE ASSETS:

	For Year Ended June 30,
	2006	2005
Intangible assets consist of:
Patents	$475,700	$475,700
Less accumulated amortization	(350,200)	(304,600)
Net patents	$125,500	$171,100

Aggregate amortization expense for each of the fiscal years ended June 30, 2006, 2005, and 2004 was $45,600, $45,600 and $45,900, respectively.  Future estimated amortization expense will be approximately $45,200 for each of the next two years and $34,000 in fiscal 2009.

NOTE 5- BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank.  The line matures on October 1, 2008 and is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the respective bank’s prime rate minus .25% (8.0% per annum at June 30, 2006).  In addition, the loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for up to 90-day periods.  At June 30, 2006, total borrowings under the Company’s line of credit were $2,000,000 of which $2,000,000 was borrowed under the LIBOR option bearing a LIBOR interest of 6.25188% per annum and maturing July 17, 2006. Proceeds from the loan were used for working capital purposes.  At June 30, 2006, the Company had $3,000,000 available for future borrowings under the revolving line of credit.  The loan agreement contains various covenants pertaining to tangible net worth, net income and liquidity ratios, capital expenditures, payments of dividends, payment of subordinated debt as well as various other restrictions.  The Company was in compliance with these covenants during fiscal 2006.

NOTE 6 - LONG-TERM DEBT:

	For Year Ended June 30,
	2006	2005
Long-term debt consists of:
Note payable - Bank (A)	$—	$1,116,700
Less current portion	—	(864,300)
	$—	$252,400

(A)      On October 1, 2000, the bank issued a $6,050,000 seven year note due in monthly principal installments of $72,000 plus interest at the bank’s prime rate minus .25%.  This note was to mature on October 15, 2007, but was paid in full on June 15, 2006.

The Company has an interest rate swap agreement with the bank.  The agreement allows the Company to fix a portion of its outstanding term and line of credit debt ($2 million as of June 30, 2006) from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the banks LIBOR rate.  The notional amount of the swap agreement will remain at $2 million until maturity on August 15, 2006.  Upon its maturity on August 15, 2006, the swap agreement was not renewed.

NOTE 7 – RELATED PARTY TRANSACTIONS:

The Company sold molded plastic products and molds under arms–length terms to Atlantic Meeco, Inc. (“AMI”) a company in which the President/CEO/Chairman of the Board of the Company has a 7.5% equity interest.  Sales to AMI amounted to $60,800, $113,400 and $75,000 in fiscal years 2006, 2005 and 2004, respectively.  Amounts due on sales to AMI were $19,100 and $23,600 at June 30, 2006 and 2005, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.  In fiscal 2006, the Company also purchased $5,000 of resin from AMI.  No amounts were due AMI as of June 30, 2006.

The Company purchased injection molded products under arms-length terms from Custom Plastics (“Custom”) a company in which the owner has a 8.7% equity interest in the Company.  Purchases from Custom amounted to $244,700, $168,100 and $172,000 in fiscal 2006, 2005 and 2004 respectively.  Amounts due on purchases from Custom were $5,900 and $2,000 at June 30, 2006 and 2005, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

In fiscal years 2006, 2005 and 2004, the Company incurred legal fees and costs amounting to $25,200, $22,000 and $60,100, respectively, for services by E. Paul Tonkovich Professional Corporation, of which an officer/director of the Company is an employee.

NOTE 8 - ACCRUED LIABILITIES:

	June 30,
	2006	2005
Accrued liabilities consist of:
Salaries, wages, commissions and related payables	$543,700	$604,900
Other	254,900	296,400
	$798,600	$901,300

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

Stock Option Activity

	Outstanding Shares	Exercisable Shares	Weighted Average Price Per Share
Balance outstanding at June 30, 2003	105,000	105,000	$1.1250
Exercised-prior plan	(96,000)		$1.1250
Cancelled-prior plan	(9,000)		$1.1250
Balance outstanding at June 30, 2004-2006	—	—

The Company did not grant any options in fiscal years 2004-2006.  At June 30, 2006, the Company had 850,000 shares available for future grants.

NOTE 10 - COMMON STOCK:

In fiscal 2006 and 2005, the Company acquired 188,333 and 40,560 shares of its common stock at a total cost of $512,500 and $98,400, respectively.  All shares acquired were subsequently cancelled.  At June 30, 2006 and 2005, there was no outstanding treasury stock.  On June 28, 2005 the Board declared a dividend of $.05 per share of common stock that was paid on July 29, 2005 to stockholders of record on July 18, 2005.  In addition, in compliance with a merger agreement entered into on August 29, 2006 (see Note 16), the Company is currently prohibited from declaring any future dividends or repurchasing additional shares under its buyback program.

NOTE 11- INCOME TAXES:

The components of the income tax provision were:

	For Year Ended June 30,
	2006	2005	2004
Current:
Federal	$(1,237,500)	$(1,031,800)	$(811,500)
State	(201,700)	(192,300)	(170,300)
	(1,439,200)	(1,224,100)	(981,800)
Deferred:
Federal	210,200	77,800	74,700
State	44,200	27,000	8,600
	254,400	104,800	83,300
	$(1,184,800)	$(1,119,300)	$(898,500)

At June 30, 2006, the Company has net operating loss (NOL) carry-forwards of approximately $7,191,100 for state income tax purposes.  The NOL carry-forwards, which are available to offset future taxable income of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2007 if not utilized.  The state NOL carry-forwards expire as follows:

Amount of Unused State Operating Loss Carryforwards	Expiration During Year Ended June 30,
$89,000	2007
582,600	2008
603,100	2009
840,200	2010
242,300	2011
311,600	2012
774,800	2013
850,400	2014
262,500	2015
482,800	2016
179,800	2017
235,200	2018
716,700	2019
628,600	2020
391,500	2021
$7,191,100

In connection with the Rotocast merger, the Company recorded a deferred tax asset of $394,400, net of a valuation allowance of $192,400 as of June 30, 1998, for the future benefit related to state NOL carry-forwards.  The current state valuation allowance, amounting to $376,700, represents the estimated amount of state NOL’s that will expire prior to their utilization.  The valuation allowance decreased by $4,600 in fiscal 2006 as a result of additional state NOL’s incurred that are estimated to be utilized prior to their expiration.  Realization of the future tax benefits of the NOL carry-forwards is dependent on the Company’s ability to generate taxable income within the carry-forward period.  Management will continue to assess the likelihood of utilizing its state NOL’s by taking into consideration historical results and current economic conditions in which the Company operates.  Management does not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.  Any future adjustments to the valuation allowance will be reflected as a component of the current years tax provision.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

	For Year Ended June 30,
	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal benefit)	4.0	4.0	4.0
AJCA-Manufacturer’s deduction	(1.2)	—	—
Other items, net	(0.5)	0.7	2.8
Effective income tax rate	36.3%	38.7%	40.8%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
	2006	2005
Deferred tax assets:
State NOL (net of federal benefit)	$385,500	$406,800
Employment-related reserves	81,100	93,200
Allowance for doubtful accounts	91,500	116,600
Interest rate swap derivative	—	10,500
Other liabilities, net	30,300	44,600
	588,400	671,700
Deferred tax liabilities:
Depreciation and amortization	(2,045,700)	(2,367,700)
Net deferred tax liability before valuation allowance	(1,457,300)	(1,696,000)
Deferred tax assets valuation allowance	(376,700)	(381,300)
Net deferred tax liability	$(1,834,000)	$(2,077,300)

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases various office and warehouse facilities, and equipment under long-term operating leases expiring through March 2013.  Certain of the leases provide for five-year renewal options and rental increases based on the Consumer Price Index.  Operating lease expense for fiscal 2006, 2005, and 2004 amounted to $1,176,900, $1,143,400 and $1,119,800, respectively.

At June 30, 2006, the future minimum lease commitments, excluding insurance and taxes, are as follows:

Year Ending June 30,
2007	$1,091,400
2008	1,086,200
2009	1,081,800
2010	978,900
2011	944,200
Thereafter	1,126,700
$6,309,200

Contingencies

In the normal course of business, the Company encounters certain litigation matters, which in the opinion of management will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 13 – EXIT OR DISPOSAL ACTIVITIES:

In January 2006, the Company initiated the consolidation of its Miami, Florida injection molding operations into its Bartow, Florida facility in its efforts to improve operating efficiencies and lower overhead costs.  As of June 30, 2006, the relocation process has been completed.  As part of the process the Company incurred other qualified non-recurring plant consolidation costs of $505,100.  These costs are identified by the line item “Plant consolidation expenses” on the Company’s consolidated statement of operations.  As of June 30, 2006 the Company has also capitalized approximately $669,900 on capital expenditure projects in connection with this plant consolidation.

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flow information are as follows:

	For the Year Ended June 30,
	2006	2005	2004
Cash paid during the year for:
Interest	$132,800	$199,300	$213,300
Income taxes	$1,399,400	$1,218,900	$943,500
Non-cash financing activities:
Common dividends declared but not paid	$—	$597,000	$599,100
Change in fair value of interest rate swap	$(16,600)	$(48,600)	$(93,800)

NOTE 15 - UNAUDITED QUARTERLY RESULTS:

	Quarter Ended
	September	December	March	June
Fiscal Year 2006:
Net sales	$12,500,100	$11,596,100	$11,034,600	$12,920,400
Gross profit	2,949,700	2,501,700	1,963,600	2,905,500
Net income	742,800	469,800	161,000	705,400
Per share:
Net income-basic and diluted	$.06	$.04	$.02	$.06

Fiscal Year 2005:
Net sales	$11,969,500	$9,935,400	$10,873,200	$12,353,500
Gross profit	3,024,000	1,986,800	2,422,600	2,508,100
Net income	657,800	181,400	339,800	590,900
Per share:
Net income-basic and diluted	$.05	$.02	$.03	$.05

NOTE 16 – SUBSEQUENT EVENTS:

On August 29, 2006, the Company entered into an Agreement and Plan of Merger (“the Merger”) with a subsidiary of Spell Capital Partners, LLC (“Buyer”).  As part of the Merger, Mr. Sherman McKinniss, President and CEO of the Company, and the Buyer entered into a Share Exchange and Voting Agreement that requires Mr. McKinniss to contribute 25% of the outstanding capital shares of the Company in exchange for 25% of the outstanding capital stock of the Buyer’s subsidiary.  The Buyer will then acquire the remaining 75%, including public shares, of the currently outstanding capital stock of the Company for $3.00 per share cash.  A Special Meeting of the Shareholders will be held to consider and vote upon the proposed merger.  In addition, the proposed merger will also impact the Company’s future financial results.  The Company’s costs and expenses related to the merger, which are substantial, must be paid even if the merger is not completed and under certain circumstances the Merger Agreement could be terminated and in turn require the Company to pay a fee of $1.5 million or reimburse the buyer’s expenses up to a maximum of $500,000.

On September 13, 2006, following the announcement of the Merger Agreement on August 30, 2006, a person alleging that he is a stockholder of RMI filed a putative class action lawsuit challenging aspects of the proposed Merger.  The lawsuit, filed in the Superior Court of California, County of Los Angeles, names RMI and eight officers and directors of the Company, together with Rotonics Holding Corporation and Spell Capital Partners Fund III LP, as defendants.  Plaintiff asserts a single cause of action for breach of fiduciary duty and self-dealing. In the complaint, plaintiff alleges generally that the proposed Merger resulted from unfair dealing and the merger consideration of $3.00 was an inadequate purchase price.

The complaint seeks certification as a class action and various forms of declaratory, injunctive and monetary relief, including an injunction against consummation of the merger or, in the alternative, rescission of the transaction and imposition of a constructive trust.

The defendants deny any wrongdoing, believe that the action is without merit and intend to defend the claims vigorously.

ROTONICS MANUFACTURING INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2006, 2005 and 2004

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
June 30, 2006:
Allowance for doubtful accounts	$291,500	$(37,300)	$—		$(22,500	) (1)	$231,700

Deferred tax asset valuation allowance	$381,300	$—	$—		$(4,600	) (2)	$376,700

June 30, 2005:
Allowance for doubtful accounts	$256,100	$146,100	$—		$(110,700	) (1)	$291,500

Deferred tax asset valuation allowance	$358,400	$—	$22,900	(2)	$—		$381,300

June 30, 2004:
Allowance for doubtful accounts	$231,100	$98,700	$—		$(73,700	) (1)	$256,100

Deferred tax asset valuation allowance	$307,200	$—	$51,200	(2)	$—		$358,400

(1) Doubtful accounts written off during the year, net of recoveries.

(2) Represents valuation allowance adjustments for potential state NOL’s, which may or may not expire prior to utilization.