Form 10-Q
period 2006-09-30
ROTONICS MANUFACTURING INC/DE
filed 2006-10-27
CIK 801873

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006

Common Shares	11,752,265 Shares
($.01 stated par value)

ROTONICS MANUFACTURING INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ROTONICS MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$106,000	$81,500
Accounts receivable, net of allowance for doubtful accounts of $197,300 and $231,700, respectively	5,722,100	5,688,600
Inventories	8,199,000	7,875,800
Deferred income taxes, net	175,100	174,500
Prepaid expenses and other current assets	268,400	200,400

Total current assets	14,470,600	14,020,800

Property, plant and equipment, net	12,668,700	12,992,300
Intangible assets, net	114,200	125,500
Other assets	52,700	67,900

	$27,306,200	$27,206,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,684,900	$2,433,000
Accrued liabilities	962,100	798,600

Total current liabilities	3,647,000	3,231,600

Bank line of credit	1,250,000	2,000,000
Deferred income taxes, net	1,951,300	2,008,500
Other liabilities	186,000	83,000

Total liabilities	7,034,300	7,323,100

Stockholders’ equity:
Common stock, stated par value $.01: authorized 20,000,000 shares; issued and outstanding 11,752,265 shares	21,517,000	21,517,000
Accumulated other comprehensive income, net of tax	—	800
Accumulated deficit	(1,245,100)	(1,634,400)

Total stockholders’ equity	20,271,900	19,883,400

	$27,306,200	$27,206,500

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$12,652,900	$12,500,100
Costs and expenses:
Cost of goods sold	9,992,600	9,550,400
Gross profit	2,660,300	2,949,700
Selling, general and administrative expenses	1,759,000	1,765,400
Merger costs (Note 11)	263,500	—
Income from operations	637,800	1,184,300

Other (expense)/income:
Interest expense	(27,400)	(30,000)
Other income, net	24,400	48,300
Total other (expense)/income, net	(3,000)	18,300

Income before income taxes	634,800	1,202,600
Income tax provision	(245,500)	(459,800)

Net Income	389,300	742,800

Other comprehensive (loss)/gain before tax:
Unrealized holding gain arising during the period	—	7,200
Less: Reclassification adjustments for (gains)/losses included in net income	(1,400)	9,800
Total other comprehensive (loss)/gain before tax	(1,400)	17,000
Income tax benefit/(expense) related to items of other comprehensive (loss)/gain	600	(6,900)
Total other comprehensive (loss)/gain, net of tax	(800)	10,100
Comprehensive income	$388,500	$752,900

Accumulated deficit, beginning period	$(1,634,400)	$(3,713,400)
Net income	389,300	742,800
Accumulated deficit, end of period	$(1,245,100)	$(2,970,600)

Net income per common share:
Basic and diluted
Net income	$.03	$ . 06

Weighted average number of common and Common equivalent shares outstanding:
Basic	11,752,265	11,937,036
Diluted	11,752,265	11,937,036

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$389,300	$742,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	530,400	542,600
Loss on sales of equipment	1,200	—
Deferred income tax provision	(57,200)	(71,200)
Provision for doubtful accounts	(34,400)	(19,500)
Changes in assets and liabilities:
Decrease in accounts receivable	900	284,700
Increase in inventories	(323,200)	(1,228,000)
(Increase)/decrease in prepaid expenses and other current assets	(68,000)	108,800
Decrease/(increase) in other assets	13,800	(2,000)
Increase in accounts payable	251,900	697,600
Increase in accrued liabilities	163,500	56,500
Increase in income taxes payable	—	128,000
Increase/(decrease) in other liabilities	103,000	(36,000)

Net cash provided by operating activities	971,200	1,204,300

Cash flows from investing activities:
Capital expenditures	(197,400)	(276,600)
Proceeds from sales of equipment	700	—

Net cash used in investing activities	(196,700)	(276,600)

Cash flows from financing activities:
Borrowings under line of credit	2,146,500	1,159,600
Repayments under line of credit	(2,896,500)	(1,423,500)
Repayment of long-term debt	—	(216,100)
Payment of common stock dividends	—	(597,000)
Repurchases of common stock	—	(71,100)

Net cash used in financing activities	(750,000)	(1,148,100)

Net change in cash	24,500	(220,400)
Cash at beginning of period	81,500	310,500

Cash at end of period	$106,000	$90,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,900	$28,800
Income taxes	$399,900	$365,000
Non-cash financing activity:
Change in fair value of interest rate swap	$800	$(10,100)

The accompanying notes are an integral part of these consolidated financial statements.

ROTONICS MANUFACTURING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-INTERIM REPORTING:

Basis of Presentation

The interim financial information included herein is unaudited.  This information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of operating results for the interim periods. This interim financial information should be read in conjunction with the Rotonics Manufacturing Inc. (“the Company”) Annual Report as filed on Form 10-K for the fiscal year ended June 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rotocast Plastic Products of Tennessee, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the effect, if any, of SFAS No. 157 on its financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of:

	September 30,	June 30,
	2006	2006
Raw materials	$3,419,400	$3,196,300
Finished goods	4,779,600	4,679,500
	$8,199,000	$7,875,800

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of:

	September 30,	June 30,
	2006	2006
Land	$1,027,300	$1,027,300
Buildings and building improvements	5,067,100	5,047,800
Machinery, equipment, furniture and fixtures	31,390,400	31,167,400
Construction in progress	84,300	183,800
	37,569,100	37,426,300
Less - accumulated depreciation and amortization	(24,900,400)	(24,434,000)
	$12,668,700	$12,992,300

NOTE 4 - INTANGIBLE ASSETS:

Intangible assets consist of:

	September 30,	June 30,
	2006	2006
Patents	$475,700	$475,700
Less - accumulated amortization	(361,500)	(350,200)
Net patents	$114,200	$125,500

Aggregate amortization expense for the three months ended September 30, 2006 and 2005 was $11,300 and $11,400, respectively.

NOTE 5 - BANK LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with Wells Fargo Bank, which was originally set to mature on October 1, 2007.  The line is secured by the Company’s machinery and equipment, accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate minus .25% (8.0% per annum at September 30, 2006).  The loan agreement allows the Company to convert the outstanding principal balance in amounts no less than $250,000 to a LIBOR-based loan for periods up to 90 days.  At September 30, 2006, total borrowings under the Company’s line of credit was $1,250,000 of which $1,000,000 was borrowed under the LIBOR option at a LIBOR rate of 6.38063% and $250,000 was borrowed under the LIBOR option at a LIBOR rate of 6.33%, both maturing October 16, 2006.  Proceeds from the loan were used for working capital purposes.  On October 1, 2006 the bank extended the maturity date on the line of credit to October 1, 2008.  At September 30, 2006, the Company had approximately $3,750,000 available for future borrowings under the revolving line of credit.

The Company had an interest rate swap agreement with the bank.  The agreement allowed the Company to fix a portion of its outstanding term and line of credit debt from a variable floating LIBOR rate to a fixed LIBOR rate in efforts to protect against future increases in the bank’s LIBOR rate.  On August 15, 2006, the swap agreement matured and was not renewed.

NOTE 6- ACCRUED LIABILITIES:

Accrued liabilities consist of:

	September 30,	June 30,
	2006	2006
Salaries, wages, commissions and related payables	$618,400	$543,700
Other	343,700	254,900
	$962,100	$798,600

NOTE 7 - STOCK OPTION PLAN:

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

The Company has not granted any options under this plan, and therefore as of September 30, 2006, the Company still has 850,000 shares available for future grants.

NOTE 8 - COMMON STOCK:

At September 30, 2006 and June 30, 2006 there was no outstanding treasury stock.  In compliance with a merger agreement entered into on August 29, 2006 (Note 11), the Company is currently prohibited from declaring any future dividends or repurchasing additional shares under its buyback program.

NOTE 9 - INCOME TAXES:

The components of the income tax provision were:

	For the three months ended
	September 30,
	2006	2005
Current:
Federal	$255,900	$453,400
State	46,800	77,600
	302,700	531,000
Deferred:
Federal	(50,100)	(64,900)
State	(7,100)	(6,300)
	(57,200)	(71,200)
	$245,500	$459,800

At September 30, 2006, the Company has combined Florida and Tennessee state net operating loss (NOL) carryforwards of approximately $7,191,100.  The NOL carryforwards are available to offset taxable income of the Company and are subject to limitations should a “change in ownership” occur.  The NOL’s will begin to expire over various years from 2007 to 2021 if they are not utilized.

NOTE 10 - COMPUTATION OF EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing reported earnings by weighted average shares outstanding.  Diluted EPS include the effect of the potential shares outstanding, including dilutive securities using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options.  There were no outstanding stock options as of September 30, 2006 and 2005.

The tables below detail the components of the basic and diluted EPS calculations:

	Three months ended			Three months ended
	September 30, 2006			September 30, 2005
			EPS			EPS
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$389,300	11,752,265	$.03	$742,800	11,937,036	$.06
Effect of dilutive stock options	—	—	—	—	—	—
Diluted EPS	$389,300	11,752,265	$.03	$742,800	11,937,036	$ . 06

NOTE 11 – PROPOSED MERGER AND LEGAL PROCEEDINGS:

On August 29, 2006, the Company entered into an Agreement and Plan of Merger (“the Merger”) with a subsidiary of Spell Capital Partners, LLC (“Buyer”).  As part of the Merger, Mr. Sherman McKinniss, President and CEO of the Company, and the Buyer entered into a Share Exchange and Voting Agreement that requires Mr. McKinniss to contribute 25% of the outstanding capital shares of the Company in exchange for 25% of the outstanding capital stock of the Buyer’s subsidiary. The Buyer will then acquire the remaining 75%, including public shares, of the currently outstanding capital stock of the Company for $3.00 per share cash.  A Special Meeting of the Shareholders will be held to consider and vote upon the proposed merger.  In addition, the proposed merger will also impact the Company’s future financial results.  The Company’s costs and expenses related to the merger, which are substantial, must be paid even if the merger is not completed and under certain circumstances the Merger Agreement could be terminated and in turn require the Company to pay a fee of $1.5 million or reimburse the Buyer’s expenses up to a maximum of $500,000.  As of September 30, 2006, legal, consulting and other direct merger costs relating to this transaction amounted to $263,500.  These costs are identified by the line item “Merger costs” on the Company’s consolidated statement of operations.

On September 13, 2006, following the announcement of the Merger Agreement on August 30, 2006, a person alleging that he is a stockholder of the Company filed a putative class action lawsuit challenging aspects of the proposed Merger.  The lawsuit, filed in the Superior Court of California, County of Los Angeles, names the Company and eight officers and directors of the Company, together with Rotonics Holding Corporation and Spell Capital Partners Fund III LP, as defendants.  Plaintiff asserts a cause of action for breach of fiduciary duty and self-dealing. In the complaint, plaintiff alleges generally that the proposed Merger resulted from unfair dealing and the merger consideration of $3.00 was an inadequate purchase price.

The complaint seeks certification as a class action and various forms of declaratory, injunctive and an unspecified amount of monetary relief, including an injunction against consummation of the merger or, in the alternative, rescission of the transaction and imposition of a constructive trust.

The defendants deny any wrongdoing, believe that the action is without merit and intend to defend the claims.

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

Results of Operations - Three Months Ended September 30, 2006 and 2005

Net sales for the three months ended September 30, 2006 increased 1.2% to $12,652,900 compared to $12,500,100 for the same period last year.  The growth was attributed to our proprietary refuse and industrial product groups that increased primarily in volume by 15.6% and 17.1%, respectively.  These product groups include our refuse container, medical waste, linen and laundry, and material handling products, and benefited from recent product enhancements, our marketing efforts in these niche markets, as well as prior equipment additions.  Conversely, these proprietary revenue gains were offset by an 18.1% decrease in our contract manufacturing product group that has not yet recovered from fiscal 2006’s product turnover. Although we actively field new prospects for contract manufacturing products, this trend may continue throughout fiscal 2007.  As we look forward, future economic conditions still remain mixed, however we remain committed to our future as illustrated by the scheduled addition of a new rotational molding machine in Commerce City, Colorado, which once installed will further our drive to promote operating efficiencies within our facilities.

Cost of goods sold increased 2.6% to 79% of net sales for the three months ended September 30, 2006 compared to 76.4% for the same period last year.  The increase is attributed to increased wage costs of approximately $153,200 associated with our efforts to realign our injection molding operations following last year’s related plant consolidation.  In addition, we incurred increased raw material costs of approximately $157,400 that was primarily related to a $.05 per pound increase during the quarter.  In October 2006, raw material costs did soften, although they continue to be volatile as indicated by current increases in natural gas indexes as well as industry analysis that allude to the potential for future increases in raw material costs.  These increased wage and raw material costs were partially offset by reduced natural gas costs of approximately $62,600, which had previously increased as a result of last year’s natural disasters.

Selling general and administrative (“SG&A”) expenses were $1,759,000, or 13.9% of net sales, for the three months ended September 30, 2006 compared with $1,765,400, or 14.1% of net sales, for the same period last year.  SG&A costs remained consistent between the comparative periods and are in line with our objective to keep SG&A levels in synch with our revenue results.

During the first quarter of fiscal 2007, we incurred legal, consulting and other direct costs of $263,500 relating to our pending merger with a company formed by Spell Capital Partners, LLC.  In accordance with generally accepted accounting principles, these costs, as well as future anticipated direct merger costs, will be expensed as incurred.

Total interest expense was $27,400 for the three months ended September 30, 2006 compared to $30,000 for the same period last year.  In August 2006, our swap agreement with the bank matured and was not renewed or replaced.  As such, future interest costs will primarily bear LIBOR interest rates, which have currently benefited from the Federal Reserve’s stance on interest rates.  Based on our current level of debt borrowings, we do not foresee any significant increases in future interest costs even if the Federal Reserve administration reverses its current stance and institutes future interest rate hikes.

Income taxes were $245,500 for the three months ended September 30, 2006 compared to $459,800 for the same period last year.  The majority of our income tax provision relates to current taxes due, which are consistent with the respective level of taxable income between the periods.

Net income decreased $353,500 to $389,300, or $.03 per common share, for the three months ended September 30, 2006 compared to $742,800, or $.06 per common share, for the same period last year.  As previously mentioned, our current operations were hampered by increased wage and raw material costs totaling approximately $310,600.  As we move forward, these costs will be closely monitored in our efforts to minimize their impact on future operating results.  In addition, fiscal 2007 first quarter’s net income was also impacted by $263,500, or $.02 per common share, of direct costs relating to the planned merger with a company formed by Spell Capital Partners, LLC.  Theses increases in wage, raw material and merger costs were offset by reduced income taxes of $214,300 during the current period.  At this juncture, we are still uncertain as to what direction our country’s economy will take.  However, we are still experiencing respectable backlog levels and also look forward to the installation of our new rotational molding machine and the opportunities it will provide.

Financial Condition

Working capital remained fairly consistent at $10,823,600 at September 30, 2006 compared to $10,789,200 at June 30, 2006.  This correlation is also depicted by our current periods’ net cash provided by operating activities of $971,200 that was used to reduce our line of credit borrowings by $750,000 and to fund capital expenditure projects amounting to $197,400.  Cash flows from operations decreased $233,100 to $971,200 for the three months ended September 30, 2006 compared to $1,204,300 for the same period last year.  The reduction is primarily related to the $353,500 decrease in net income between the two periods net of an increase in other long-term liabilities relating to deferred insurance proceeds.

We expended $197,400 for property, plant and equipment during the three months ended September 30, 2006.  These costs include a down payment on a new energy efficient rotational molding machine that will be installed at our Colorado facility at an estimated cost of $500,000.  In fiscal 2007, we anticipate expending $1.5 million on capital expenditures, which will also include various tooling, machine refurbishment and leasehold improvement projects that will continue to support our efforts to improve our operational efficiencies and meet our customer’s expectations.

Net borrowings under the line of credit decreased $750,000 to $1,250,000 between June 30, 2006 and September 30, 2006.  The decrease is primarily attributed to the Board of Director’s decision not to declare a common stock dividend in June 2006 that resulted in cash flow savings of approximately $590,000 during the current period.  The borrowing balance is related to normal cash flows from operations net of payments for capital expenditure projects, federal income taxes, raw material purchases and direct merger costs.  Due to the timing of these types of payments, the line of credit may reflect temporary increases throughout the balance of the year.  As of September 30, 2006, we had $3,750,000 available for future borrowings under the line of credit.

Effective October 1, 2006, the bank extended the maturity date on the line of credit to October 1, 2008.  All other terms and conditions surrounding our credit facility with the bank remained the same.

Cash flows from operations in conjunction with our revolving line of credit are expected to meet our needs for working capital, capital expenditures, common stock repurchasing and repayment of long-term debt for the foreseeable future.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the effect, if any, of SFAS No. 157 on its financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our balance sheets or fully disclosed in our notes to consolidated financial statements.  The Company’s significant contractual obligations include our debt agreements and lease commitments.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  See notes to Consolidated Financial Statement in our Form 10-K for fiscal 2006, which contain additional information regarding our accounting policies and other disclosures by GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Information regarding the Company’s market risk relating to interest rate volatility was disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2006 and should be read in conjunction with this interim financial information.  In August 2006, the Company’s swap agreement with the bank matured and was not renewed or replaced.  As such, the majority of the Company’s outstanding borrowings will bear current LIBOR interest rates.  Although these rates are approximately 1.5% greater than our expired swap’s fixed rate, based on our current debt levels and the Federal Reserve’s stance on interest rates, we do not anticipate any significant increases in our overall interest costs in fiscal 2007.

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

ROTONICS MANUFACTURING INC.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

On September 13, 2006, following the announcement of the Merger Agreement between the Company and Spell Capital Partners, LLC on August 30, 2006, a person alleging that he is a stockholder of the Company filed a putative class action lawsuit challenging aspects of the proposed Merger.  The lawsuit, filed in the Superior Court of California, County of Los Angeles, names the Company and eight officers and directors of the Company, together with Rotonics Holding Corporation and Spell Capital Partners Fund III LP, as defendants.  Plaintiff asserts a cause of action for breach of fiduciary duty and self-dealing. In the complaint, plaintiff alleges generally that the proposed Merger resulted from unfair dealing and the merger consideration of $3.00 was an inadequate purchase price.

The complaint seeks certification as a class action and various forms of declaratory, injunctive and an unspecified amount of monetary relief, including an injunction against consummation of the merger or, in the alternative, rescission of the transaction and imposition of a constructive trust.

The defendants deny any wrongdoing, believe that the action is without merit and intend to defend the claims.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, of the Company’s fiscal June 30, 2006 Annual Report on Form 10-K.

Item 6.        Exhibits

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

Rotonics Manufacturing Inc.
Registrant

Date: October 27, 2006	/s/ SHERMAN McKINNISS
Sherman McKinniss
President, Chief Executive Officer,
Chairman of the Board

/s/ DOUGLAS W. RUSSELL
Douglas W. Russell
Chief Financial Officer,
Assistant Secretary/Treasurer
(Principal Financial Officer)